Form 10QSB
period 2006-06-30
Canyon Bancorp
filed 2006-08-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 333-135607

Canyon Bancorp

(Exact name of registrant as specified in its charter)

California	20-4346215
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1711 East Palm Canyon Drive, Palm Springs, CA 92264

(Address of principal executive offices)

(760) 325-4442

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Number of shares outstanding of common stock, as of August 3, 2006 is 2,180,579.

Transitional Small Business Disclosure Format (check one):

Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of June 30, 2006 and December 31, 2005 and for the three months and six months ended June 30, 2006 and 2005. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for June 30, 2006 and for the three and six months ended June 30, 2006 are consolidated for the Company and the Bank. Financial statements for December 31, 2005 and for the three and six months ended June 30, 2005 are for the Bank only. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statement reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Financial Statements

Balance Sheets

As of June 30, 2006 and December 31, 2005

Statements of Operations

For the three months and six months ended June 30, 2006 and 2005

Statements of Cash Flows

For the six months ended June 30, 2006 and 2005

Statements of Comprehensive Income

For the three months and six months ended June 30, 2006 and 2005

Notes to the Unaudited Financial Statements

CANYON BANCORP & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	6/30/2006 (Unaudited)	12/31/2005 (Audited)
Assets

Cash and cash equivalents	$19,720	$27,576
Interest-bearing deposits in other financial institutions	4,600	3,400
Investment securities available for sale	23,730	24,702
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,527	1,412
Loans held for sale	1,534	782
Loans receivable, net	181,186	171,833
Furniture, fixtures and equipment	4,723	4,444
Income tax receivable	—	69
Deferred tax asset	1,476	1,384
Other assets	1,496	3,638

Total Assets	$239,992	$239,240

Liabilities and Stockholders’ Equity

Deposits:
Demand deposits	$86,491	$85,142
NOW accounts	8,836	8,271
Savings and money market	72,923	89,642
Time certificate of deposits	48,409	35,471

Total Deposits	216,659	218,526

Other Liabilities	1,768	1,263

Total Liabilities	218,427	219,789

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,180,579 and 2,160,655 shares issued and outstanding as of of June 30, 2006 and December 31, 2005, respectively	5,452	5,402
Additional paid-in capital	12,007	11,888
Accumulated other comprehensive income unrealized loss on investment securities available-for-sale	(298)	(234)
Retained earnings	4,404	2,395

Total Stockholders’ Equity	21,565	19,451

Total Liabilities and Stockholders’ Equity	$239,992	$239,240

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statement of Operations

(Unaudited)

For the three and six months ended June 30, 2006 and 2005

(Dollars in thousands, except per share amounts)

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$4,113	$3,121	$7,980	$6,022
Federal funds sold	302	82	482	172
Interest bearing deposits in other financial institutions	51	21	88	27
Investment securities available for sale	241	250	475	471

Total Interest Income	4,707	3,474	9,025	6,692

Interest expense on deposits	938	443	1,740	800

Net Interest Income	3,769	3,031	7,285	5,892
Provision for loan losses	100	150	325	300

Net Interest Income After Provision for Loan Losses	3,669	2,881	6,960	5,592

Noninterest income:
Service charges and fees	144	139	279	257
Loan related fees	134	99	301	210
Lease administration fees	365	331	674	603
Automated teller machine fees	154	153	299	318
Net loss on disposition of fixed assets	—	(4)	(3)	(5)

Total Noninterest Income	797	718	1,550	1,383

Noninterest expenses:
Salaries and employee benefits	1,387	1,065	2,702	2,140
Occupancy and equipment expense	368	310	695	639
Professional fees	73	74	180	156
Data processing	138	112	262	228
Marketing and advertising expense	117	83	220	174
Director and shareholder expense	142	87	239	189
Other operating expense	449	321	824	611

Total Noninterest Expenses	2,674	2,052	5,122	4,137

Earnings before income taxes	1,792	1,547	3,388	2,838
Income Tax Expense	729	641	1,379	1,166

Net earnings	$1,063	$906	$2,009	$1,672

Earnings Per Share:
Basic	$0.49	$0.43	$0.93	$0.79
Diluted	$0.46	$0.40	$0.87	$0.73

Weighted Average Shares Outstanding:
Basic	2,178,655	2,123,603	2,171,064	2,121,365
Diluted	2,298,393	2,278,868	2,295,795	2,281,755

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statement of Cash Flows

(Unaudited)

For the six-months ended June 30, 2006 and 2005

(Dollars in thousands)

	June 30, 2006	June 30, 2005
Operating Activities:
Net earnings	$2,009	$1,672
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(628)	(461)
Depreciation of fixed assets	273	285
Amortization of premium/discounts on investment securities, net	(76)	(66)
Net loss on disposition of fixed assets	3	5
FHLB stock dividends received	(22)	(13)
Provision for loan losses	325	300
Increase/(decrease) in other assets	2,143	(59)
Decrease in incomes tax receivable	69	493
Increase is deferred tax asset	(48)	—
Increase in other liabilities	591	479
Excess tax benefit from share-based payment arrangements	(86)	(143)

Net cash provided by operating activities	4,553	2,492

Investing Activities:
Net increase in loans	(9,050)	(9,739)
Net increase in loans held for sale	(752)	—
Purchase of investment securities available for sale	(6,879)	(8,421)
Purchase of FHLB/FRB Stock	(93)	(282)
Proceeds from maturing investment securities available for sale	7,000	10,000
Principal repayment of investment securities available for sale	819	1,147
Increase in interest bearing deposits in other financial institutions	(1,200)	(2,900)
Proceeds from disposition of fixed assets	—	8
Purchases of premises and equipment	(555)	(391)

Net cash used in investing activities	(10,710)	(10,578)

Financing Activities:
Net increase/(decrease) in deposits non-term deposits	(14,806)	6,312
Net increase in time certificates of deposit	12,938	4,048
Cash paid in lieu of fractional shares	—	(6)
Proceeds for exercise of stock options	83	127
Excess tax benefit from shared-based payment arrangements	86	143

Net cash provided by financing activities	(1,699)	10,624

Net Increase in Cash and Cash Equivalents	(7,856)	2,538
Cash and Cash Equivalents at the Beginning of the Period	27,576	16,637

Cash and Cash Equivalents at the End of the Period	$19,720	$19,175

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,665	$911

Taxes Paid	$1,170	$1,055

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$(108)	$(50)

Income tax benefit from stock options exercised	$86	$143

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three-months and six-months ended June 30, 2006 and 2005

(Dollars in Thousands)

	Three-months ended June 30,		Six-months ended June 30,
	2006	2005	2006	2005
Net earnings	$1,063	$906	$2,009	$1,672
Other comprehensive income:
Unrealized gain/(loss) on investment securities available-for-sale, net of related income tax expense (benefit) of $(43) and $48 for the three-months ended June 30, 2006 and 2005, respectively, and $(44) and $(18) for the six months ended June 30, 2006 and 2005, respectively	(63)	71	(64)	(32)

Comprehensive Income	$1,000	$977	1,945	$1,640

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors of the Bank has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
April 19, 2005	May 6, 2005	May 24, 2005	5% stock dividend
November 22, 2005	December 7, 2005	December 22, 2005	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

SHARE-BASED PAYMENT: Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment” (SFAS No.123(R)), using the modified prospective transition method and, therefore, have not restated results for prior periods. Under this transition method, beginning in 2006 stock-based compensation expense is included in compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). However, the Company incurred no share-based compensation expense during 2006 in that all options outstanding as of December 31, 2005 have been fully vested and no option grants were made in 2006 to date. Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company has issued no options to date in 2006. Prior to the January 1, 2006 adoption of SFAS No. 123(R), the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25). Accordingly, the Company previously recognized no compensation cost for employee stock options. In March 2005, the Securities and Exchange Commission (the SEC) issued Staff Accounting Bulletin No. 107 (SAB No. 107) regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. We have applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 3 to the Unaudited Consolidated Financial Statements for a further discussion on stock-based compensation. There was no material impact to the Company’s income before taxes for the adoption of SFAS No. 123(R).

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity’s first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007.

MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT: In November 2005, the Financial Accounting Standards Board (FASB) issued Staff Position (FSP) SFAS No. 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The FSP addresses the determination of when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The FSP nullifies certain requirements of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” and supersedes Emerging Issues Task Force (EITF) Abstracts, Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The FSP was required to be applied to reporting periods beginning after December 15, 2005. The issuance of this FSP did not have a material impact on the financial condition, the results of operations, or liquidity of the Company.

ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period—specific or cumulative effects of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005.

RECENT ACCOUNTING PRONOUNCEMENT: In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated position and result of operations.

The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

	For the Three Months Ended June 30, 2005	For the Six Months Ended June 30, 2005
	(dollars in thousands, except per share)	(dollars in thousands, except per share)
Net income:
As reported	$906	1,672
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(9)	(9)

Pro forma net income	$897	1,663

Weighted Average Shares Outstanding - Basic	2,123,603	2,121,365
Weighted Average Outstanding - Diluted	2,278,868	2,281,755

Basic earnings per share:
As reported	$0.43	0.79
Pro forma	0.42	0.78

Diluted earnings per share:
As reported	$0.40	0.73
Pro forma	0.39	0.73

The following table presents the activity related to options for the six months ended June 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remained Term (yrs)
Options outstanding at December 31, 2005	236,931	$8.48
Granted	0
Canceled	(1,169)	$25.00
Exercised	(19,824)	$4.12

Options outstanding at June 30, 2006	215,938	$8.79	4.9

Options exercisable at June 30, 2006	215,938	$8.79	4.9

4.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Introduction

The Company is a bank holding company with a single banking subsidiary. The Company incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a national banking association which was organized on March 6, 1998, and is headquartered in Palm Springs, California. Palm Springs is located in the Coachella Valley, which is located within Riverside County in Southern California. The Bank received its charter to commence the business of banking from the Office of the Comptroller of the Currency (“OCC”) on July 10, 1998. Concurrent with OCC approval, FDIC deposit insurance became effective and began insuring depositor’s accounts up to $100,000. In July 1998, the Bank opened for business and commenced banking operations at its facility located at 1711 East Palm Canyon Drive, Palm Springs, California. In addition to its main office, the Bank has three branch offices, one in Palm Springs and two in Palm Desert. The Bank’s most recently opened branch, located at 77-933 Las Montanas Road, Palm Desert, California, commenced operations on March 23, 2006

As of August 3, 2006, the Company’s 2,180,579 shares of Common Stock are held by 308 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

Forward Looking Statements

This Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Company. These include, but are not limited to, the possibility of deterioration in economic conditions in the Coachella Valley, the Company’s service area; risks associated with fluctuations in interest rates; liquidity risks; asset/liability matching risks; the competitive environment in which the Company operates and its impact upon the Company’s net interest margin; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; and risks associated with the many current and future laws and regulations to which the Company is subject.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Most complex accounting policies require Management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents Management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.

Management evaluates the allowance for loan losses on a monthly basis. Management believes that the allowance for loan losses is a “critical accounting estimate” because it is based upon Management’s assessment of various factors affecting the collectibility of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments. The Company determines the appropriate level of the allowance for loan losses, primarily based on an analysis of the various components of the loan portfolio, including all significant credits on an individual basis. The loan portfolio is segmented into components. Each component would normally have similar characteristics, such as risk classification, type of loan, or collateral. The following components of the portfolio are analyzed and an allowance for loan losses is provided for:

•	All significant credits on an individual basis that are classified doubtful or substandard.

•	All other significant credits reviewed individually. If no allocation can be determined for such credits on an individual basis, they shall be provided for as part of an appropriate pool.

•	All other loans that are not included by our credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g., pools of smaller delinquent, special mention and classified commercial and industrial and real estate loans).

•	Homogenous loans that have not been reviewed individually, or are not delinquent, classified, or designated as special mention (e.g., pools of real estate mortgages).

•	All other loans that have not been considered or provided for elsewhere (e.g., pools of commercial and industrial loans that have not been reviewed, classified, or designated special mention, standby letters of credit, and other off-balance sheet commitments to lend).

Although Management believes the level of the allowance for loan losses at June 30, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

Available for Sale Securities

SFAS 115 requires that available for sale securities be carried at fair value. The Company believes this is a “critical accounting estimate” in that the fair value of a security is based on quoted market prices or if quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments. Adjustments to the fair value of available for sale securities impact the consolidated financial statements by increasing or decreasing assets and stockholders’ equity.

Deferred Tax Assets

Deferred income taxes reflect the estimated future tax effects of temporary differences between the reported amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. The Company uses an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized. If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and net income will be reduced.

Financial Condition

At June 30, 2006, total assets were $240.0 million compared to $239.2 million at December 31, 2005, resulting in a $0.8 million or 0.3% increase in total assets over the six-month period. Over this same six-month period, the loan portfolio increased by $9.4 million or 5.4%, investment securities available for sale and interest bearing deposits in other financial institutions increased by $0.2 million or 0.8% and cash and cash equivalents decreased by $7.9 million or 28.5%. At June 30, 2006 and December 31, 2005, net loans comprised 75.5% and 71.8%, respectively, of total assets and the loan portfolio represented 83.6% and 78.6%, respectively, of deposits.

Loan Portfolio

The increase in loans from year-end 2005 to June 30, 2006 is primarily the result of an increase in construction loans. From year-end 2005, gross loans increased by $9.7 million to $185.4 million at June 30, 2006. The largest loan category at June 30, 2006 is real estate loans—excluding construction loans—which constitutes 54.8% of gross loans. Included in these real estate loans are $63.5 million in commercial real estate loans, of which 70% were exclusively or substantially owner occupied. The next largest loan concentrations are construction loans (24.2% of gross loans) and commercial loans (18.0% of gross loans) secured by non-real estate assets or made on an unsecured basis. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (3.0% of gross loans). With the exception of loans to Native Americans, a majority of the Company’s loans are made by borrowers residing, or doing business, within the Coachella Valley and surrounding area. When collateral is used to secure a loan, the collateral is generally secured by property located within the Coachella Valley. Loans to Native Americans are generally located throughout the State of California.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at June 30, 2006 total $24.6 million, or 13.3% of gross loans. Certain of the loans are guaranteed by the United States Government. At that same date, loan balances of $16.2 million are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at June 30, 2006 and December 31, 2005 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Real estate:
Construction	$44,930	24.2%	$34,947	19.9%
Other	101,614	54.8%	100,731	57.3%
Commercial	33,434	18.0%	35,584	20.3%
Consumer	5,466	3.0%	4,457	2.5%

Gross loans	185,444	100.0%	175,719	100.0%

Deferred loan origination fees and costs	(970)		(947)
Allowance for loan losses	(3,288)		(2,939)

Net loans	$181,186		$171,833

Loans held for sale	$1,534		$782

Principal balance guaranteed by federally insured programs	$16,183		$18,096

Principal balance outstanding to Native American entities	$24,639		$24,904

The weighted average interest rate on the loan portfolio at June 30, 2006, is 8.98%1 At June 30, 2006, Ninety-one percent (91%) or $169.4 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. The outstanding principal balance of variable rate loans scheduled to adjust over the next twelve months is $124.6 million with $19.1 million scheduled to adjust from July 2007 to June 2008. Eighty-nine percent (89%), or $150.1 million, of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $7.0 million and $3.1 million at June 30, 2006 and December 31, 2005, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the financing needs of its clients. These commitments to provide credit represent an obligation of the Company to its clients, which is not represented within the Company’s balance sheets. At June 30, 2006 and December 31, 2005, the Company had $77.2 million and $66.3 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at June 30, 2006 is 59.1% undisbursed construction loans, 32.2% unused lines of credit, 4.9% unused home equity lines of credit, and 3.8% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of loan commitments to provide credit cannot be reasonably predicted because there is no assurance that the lines of credit or other commitments will ever be used. However, unfunded commitments related to undisbursed construction loans are generally predictable in that disbursements on these loan types are used to facilitate the completion of construction of residential or commercial properties.

[1]	Weighted average interest rate incorporates the amortization of deferred loan fees and costs along with the interest rate paid by borrowers.

Non-performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and is in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may provide an allowance for uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are pursued.

The table on the following page sets forth non-performing assets as of June 30, 2006, and 2005 and December 31, 2005, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

The allowance for loan losses as a percentage of gross loans was 1.77% at June 30, 2006 and 1.67% at December 31, 2005.

At June 30, 2006, the outstanding principal balance of nonaccrual loans totaled $1.8 million which consisted of two loans secured by residential real estate property and one loan secured by unimproved land. On March 31, 2006 a $1.5 million loan was placed on nonaccrual status resulting from the loan being past due by more than 90 days. The loan is secured by unimproved real property which is located in the Coachella Valley. Management estimates the loan to value ratio to be less than 20%. The Company has initiated the foreclosure process on the property. This loan accounts for the increase in nonaccrual loans from year-end 2005 to June 30, 2006. All loans which are accounted for on a nonaccrual basis are also adversely classified.

One loan collateralized by undeveloped land, with an outstanding principal balance of $1.5 million, accounted for 76% of the adversely classified loans at June 30, 2006. The borrower of this adversely classified loan had been historically unable to consistently make timely periodic payments as required under the terms of the loan. However, at June 30, 2006, the borrower’s payments were current and up-to-date. While this loan is accounted for on a non-accrual basis, it has a low loan to value ratio and the Bank recognizes payments as interest income on a cash basis.

Non-performing Assets

(dollars in thousands)

	June 30		December 31 2005
	2006	2005
Other real estate owned	$—	$—	$—
Nonaccrual loans [1]
Real Estate:
Construction	—	—	—
Other	1,783	—	349
Commercial	—	—	—
Consumer	—	13	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets:	$1,783	$13	$349

Adversely classified loans: [1]
Substandard
Real estate
Construction	—	—	—
Other	1,783	1,690	1,824
Commercial	189	300	148
Consumer	4	—	133

Total substandard	$1,976	$1,990	$2,105

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	$—	$—	$—

Total adversely classified loans	$1,976	$1,990	$2,105

Ratio of adversely classified loans to gross loans at period end	1.1%	1.2%	1.2%
Ratio of allowance for loan losses to nonperforming loans[2]	184.4%	21161.5%	842.1%
Ratio of allowance for loan losses to adversely classified assets	166.4%	138.2%	139.6%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming loans is defined as other real estate owned, nonaccrual loans and loans 90 days or more past due and still accruing.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level it considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing economic conditions. In determining the adequacy of the allowance for loan losses, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan charge-offs, net of recoveries, experience of the Company’s lending staff, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

The Company assesses the adequacy of the allowance on a monthly basis. This assessment is comprised of: (i) reviewing the adversely classified loans; (ii) estimating the loss potential for adversely classified loans; and (iii) applying a risk factor to segregate loan portfolios that have similar risk characteristics.

To determine the adequacy of the allowance for loan losses, Management employs a two-dimensional model that segregates loans into categories with similar risk profiles. Major loan categories include speculative construction and land loans, owner-occupied residential construction loans, residential and commercial real estate loans, commercial loans, and consumer loans. Loan balances are further segregated into outstanding principal balance and unfunded commitment amounts. To address the risk associated with certain loans, Risk Classes are established to identify the level of risk posed by a particular loan or group of loans. Risk Classes are (in order from least to greatest risk) Exceptional, Very Good, Satisfactory, Acceptable, Watch/Special Mention, Substandard, Doubtful, and Loss. For loans adversely classified (Substandard, Doubtful or Loss), Management estimates a specific allowance amount. For loans that are not adversely classified, a Risk Factor is applied to each loan category for each Risk Class. As the risk of loss increases, the associated Risk Factor increases accordingly.

The process of providing for loan losses involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio which will be sustained, but have not yet been identified. The Company therefore attempts to maintain the allowance at an amount sufficient to cover such unknown but inherent losses.

There can be no assurance that future economic or other factors will not adversely affect borrowers, or collateral securing loans, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing increases to the allowance.

The table on the following page summarizes the three-months ended June 30, 2006 and 2005, and the year ended December 31, 2005, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Six Months Ended June 30,		For the Year Ended December 31, 2005

	2006	2005
Balances:
Average gross loans outstanding during period	$177,949	$156,657	$161,805
Total gross loans outstanding at end of period	185,444	160,190	175,719

Allowance for loan losses:
Balance at beginning of period	2,939	2,508	2,508
Provision for loan losses	325	300	710
Loan charge-offs
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	—	(49)	(296)
Consumer	(33)	(36)	(44)

Total loan charge-offs	(33)	(85)	(340)

Recoveries
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	54	—	1
Consumer	3	28	60

Total recoveries	57	28	61

Net loan (charge-off’s)/recoveries	24	(57)	(279)

Balance at end of period	$3,288	$2,751	$2,939

Ratios:
Net loan charge-off’s/(recoveries) to average loans [1]	-0.03%	0.07%	0.17%
Allowance for loan losses to gross loans at the end of the period	1.77%	1.72%	1.67%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [1]	-1.47%	4.18%	9.49%
Net loan charge-off’s/(recoveries) to provision for loan losses [1]	-7.38%	19.00%	39.30%

[1]	Interim periods annualized

The Company intends to continue to concentrate the majority of its earning assets in commercial and real estate loans. In all forms of lending there are inherent risks.

While the Company believes that its underwriting criteria are prudent, outside factors, such as recession in Southern California in the early 1990’s, the Los Angeles earthquake of 1994, or slowdown in the Southern California economy in line with the slowdown immediately following the September 11 terrorist attacks, could adversely impact credit quality. A repeat of these types of events could cause deterioration in the Company’s loan portfolio.

The Company attempts to mitigate collection problems by supporting its loans by collateral. The Company also utilizes outside credit review processes to independently monitor loan quality. A loan sample group is reviewed periodically at which time new loans, large loans and delinquent loans receive special attention. The use of the independent credit review process provides the Company with an objective review of Management’s identification of risk classification. To supplement Management’s internal risk classification system, loans criticized during the credit review process or in conjunction with a regulatory examination, are downgraded with appropriate allowances added, if needed.

Although Management believes the allowance for loan losses at June 30, 2006 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Securities and Certificates of Deposit

The fair value of the investment security portfolio available for sale at June 30, 2006 is $23.7 million with a 3.85% yield. This compares to a fair value of $24.7 million at December 31, 2005 with a 3.44% yield. The unrealized loss on available for sale investment securities at June 30, 2006 is $499,000 or 2.06% of amortized cost.

Investment security portfolio activity during the first six months of 2006 included the purchase of $7.0 million in investment securities available for sale. Principal repayments and maturities of investment securities available for sale totaled $7.8 million for this same period. During 2005, the Company initiated a plan to purchase income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has an average life of 7.3 years compared to an average life of approximately 1.8 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at June 30, 2006 and December 31, 2005. The Company has no securities classified as held to maturity or trading.

Investment Securities Available for Sale

(dollars in thousands)

	As of June 30, 2006				As of December 31, 2005
	Amortized Costs	Fair Value	Percent	Yield (1)	Amortized Costs	Fair Value	Percent	Yield (1)
US Treasury	$7,944	$7,901	33%	3.99%	$7,954	$7,904	32%	3.71%
US agencies	7,991	7,860	33%	3.17%	9,000	8,831	36%	2.77%
Mortgage-backed securities	5,825	5,583	24%	3.92%	6,648	6,502	26%	3.99%
State and municipal bonds	2,469	2,386	10%	5.46%	1,491	1,465	6%	3.57%

Total	$24,229	$23,730	100%	3.85%	$25,093	$24,702	100%	3.44%

[1]	Yield on state and municipal bonds is stated on a tax equivalent basis

Deposits

A significant balance sheet component impacting the Company’s net interest margin is its deposit base. The Company’s net interest margin has improved to the extent that growth in deposits can be concentrated in less volatile and typically less costly core deposits, which include demand deposit accounts, interest-bearing demand accounts (NOW accounts), savings and money market accounts and time deposits less than $100,000.

Total deposits at June 30, 2006 and December 31, 2005 were $216.7 million and $218.5 million, respectively. The largest category of deposit accounts at June 30, 2006, is non-interest bearing demand deposits which make up 39.9% of total deposits. Savings and money market accounts represent 33.7% of total deposits. Total deposits declined $1.9 million from year-end 2005 to June 30, 2006 because a small number of high balance commercial bank customers withdrew funds that were on deposit as of year end related to various transactions completed during the second quarter of 2006. In addition, a number of depositors transferred funds from savings accounts and opened time deposit accounts, to take advantage of the high interest rate environment. At June 30, 2006 and December 31, 2005, the weighted average term to maturity of certificate of deposits was 7.7 months and

10.0 months, respectively. The weighted average interest rates paid on time deposits was 4.08% and 3.27% at June 30, 2006 and December 31, 2005, respectively.

The table on the following page reflects the major categories of deposits as a percentage of total deposits as of June 30, 2006 and December 31, 2005.

Deposits

(dollars in thousands)

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Demand deposits	$86,491	39.9%	$85,142	39.0%
NOW Accounts	8,836	4.1%	8,271	3.8%
Savings and money market	72,923	33.7%	89,642	41.0%
Time deposits $100,000 and greater	37,757	17.4%	27,389	12.5%
Time deposits less than $100,000	10,652	4.9%	8,082	3.7%

Total Deposits	$216,659	100.00%	$218,526	100.0%

Deposits of Native American Entities	$19,672	9.1%	$22,635	10.4%

Results of Operations

The net earnings during the three-month period ended June 30, 2006 were $1,063,000 or $0.46 per diluted share compared to net earnings of $906,000 or $0.40 per diluted share for the same quarter in 2005. Higher net earnings in the quarter ending June 30, 2006 are primarily attributable to (i) a 27% increase in net interest income, (ii) a 11% increase in noninterest income, (iii) offset by a 30% increase in noninterest expense.

The net earnings during the six-month period ended June 30, 2006 were $2,009,000 or $0.87 per diluted share compared to net earnings of $1,672,000 or $0.73 per diluted share for the same quarter in 2005. Higher net earnings in the six months ending June 30, 2006 are primarily attributable to (i) a 24% increase in net interest income, (ii) a 12% increase in non-interest income, (iii) offset by a 24% increase in non-interest expense.

Net Interest Income and Net Interest Margin

Net interest income, the principal source of earnings, represents the difference between interest and fees earned from lending and investing activities and the interest paid on deposits used to fund those activities. Variations in the pricing, volume, and mix of loans, investments and deposits and their relative sensitivity to movements in interest rates influence net interest income.

The yield earned on interest earning assets for the quarter ended June 30, 2006 was 8.12% compared to 6.87% for the quarter ended June 30, 2005. Interest bearing deposit costs for the second quarter of 2006 were 2.76% compared to 1.50% for the second quarter of 2005. The net interest margin or net interest income divided by average interest earning assets for the second quarter of 2006 and 2005 was 6.50% and 6.00%, respectively.

The yield earned on interest earning assets for the six months ended June 30, 2006 was 7.99% compared to 6.71% for the six months ended June 30, 2005. Interest bearing deposit costs for the same period of 2006 were 2.63 % compared to 1.35% for the same period of 2005. The net interest margin or net interest income divided by average interest earning assets for the six months ended June 30, 2006 and 2005 was 6.45 % and 5.91%, respectively.

Loan, investment securities and federal funds sold yields generally increased from 2005 to 2006 primarily due to: a) repricing of these assets at higher yields, and b) higher interest rates charged on new loans.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three and six months ended June 30, 2006, the increase in net interest income over the same prior year period is primarily attributable to the volume growth within the loan and investment portfolios combined with increases in asset yields. Higher interest rates paid on deposit accounts offset the increases in interest income.

The tables set forth below and on the following page present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. They distinguish between the increase or decrease related to: (i) changes in balances, and (ii) changes in interest rates. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by the old rate), and (ii) changes in rate (i.e., changes in rate multiplied by old volume).

Rate Volume Analysis

For the three months ended June 30, 2006 compared to June 30, 2005

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$436	$557	$993
Federal funds sold	144	76	220
Investment securities	(30)	50	20

Total interest income	$550	$683	$1,233

Interest bearing liabilities
NOW accounts	$—	$8	$8
Savings and money market	(36)	193	157
Time certificates of deposits	211	119	330

Total interest expense	$175	$320	$495

Net interest income	$375	$363	$738

[1]	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the six months ended June 30, 2006 compared to June 30, 2005

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$880	$1,078	$1,958
Federal funds sold	138	172	310
Investment securities	(21)	86	65

Total interest income	$997	$1,336	$2,333

Interest bearing liabilities
NOW accounts	$—	$11	$11
Savings and money market	(58)	428	370
Time certificates of deposits	362	197	559

Total interest expense	$304	$636	$940

Net interest income	$693	$700	$1,393

[1]	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate proportionate to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

The tables set forth below and on the following page show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended June 30, 2006			Three-months ended June 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$177,920	$4,113	9.27%	$157,447	$3,121	7.95%
Federal funds sold	24,701	302	4.90%	11,036	82	2.98%
Investment securities	29,909	292	3.92%	34,256	271	3.17%

Total interest-earning assets	232,530	4,707	8.12%	202,739	3,474	6.87%

Non-interest earning assets	17,990			18,653

Total assets	$250,520			$221,392

Interest bearing liabilities
NOW deposits	$9,847	$14	0.55%	$9,407	$5	0.21%
Savings deposits and money market	79,536	477	2.41%	88,029	320	1.46%
Time deposits	46,794	447	3.83%	21,222	118	2.23%

Total interest-bearing liabilities	136,177	938	2.76%	118,658	443	1.50%

Demand deposits	91,583			84,618
Non-interest-bearing liabilities	1,653			1,341

Total liabilities	229,413			204,617

Stockholders’ equity	21,107			16,775

Total liabilities and stockholders’ equity	$250,520			$221,392

Net interest spread [3]		$3,769	5.36%		$3,031	5.38%
Net interest margin [4]			6.50%			6.00%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Six-months ended June 30, 2006			Six-months ended June 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$177,030	$7,980	9.09%	$155,844	$6,022	7.79%
Federal funds sold	20,564	482	4.73%	12,838	172	2.70%
Investment securities	30,177	563	3.76%	32,343	498	3.11%

Total interest-earning assets	227,771	9,025	7.99%	201,025	6,692	6.71%

Non-interest earning assets	18,266			18,739

Total assets	$246,037			$219,764

Interest bearing liabilities
NOW deposits	$8,977	$21	0.47%	$9,465	$10	0.21%
Savings deposits and money market	81,403	934	2.31%	89,428	564	1.27%
Time deposits	43,207	785	3.66%	20,526	226	2.22%

Total interest-bearing liabilities	133,587	1,740	2.63%	119,419	800	1.35%

Demand deposits	90,146			82,668
Non-interest-bearing liabilities	1,634			1,295

Total liabilities	225,367			203,382

Stockholders’ equity	20,670			16,382

Total liabilities and stockholders’ equity	$246,037			$219,764

Net interest spread [3]		$7,285	5.36%		$5,892	5.36%
Net interest margin [4]			6.45%			5.91%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended June 30, 2006 totaled $797,000 compared to $718,000 for the three months ended June 30, 2005. For the six-month periods ended June 30, 2006 and 2005, non-interest income totaled $1,550,000 and $1,383,000, respectively. Loan related fees and lease administration fees accounted for a majority of the non-interest income for both the second quarter and six-month period.

The Company initiated lease administration activities in October 2002 for certain allocated reservation land transfers under a subcontract with the Agua Caliente Band of Cahuilla Indians, a principal shareholder of the Company. ATM fee revenues are generated primarily from servicing ATM’s owned by the Agua Caliente Band of Cahuilla Indians or other Native American tribes, for whom the Company performs settlement, monitoring, claims processing, and related services.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on servicing government guaranteed loans. Mortgage banking activity generated fee revenues of $107,000 and $76,000 during the second quarter of 2006 and 2005, respectively, and $259,000 and $176,000 for the six months ended June 30, 2006 and 2005, respectively. Total mortgage banking revenues increased in 2006 due to the expansion of the Section 184 loan program. In 2005, the Company expanded its tribal services division by offering loans pursuant to the Indian Home Loan Guarantee Program (Section 184). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. This program is administered by the United States Department of Housing and Urban Development. The Company acts as a broker in originating Section 184 loans for which a fee is earned. The Company does not retain or service loans originated under this program. Section 184 mortgage banking fees were $74,000 and $23,000 for the second quarter of 2006 and 2005, respectively, and $146,000 and $23,000 for the six months ended June 30, 2006 and 2005, respectively.

In addition to mortgage banking fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended June 30, 2006 and 2005 non-interest expenses totaled $2.7 million and $2.1 million, respectively. For the six months ended June 30, 2006 and 2005 non-interest expenses totaled $5.1 million and $4.1 million, respectively. Increases in salaries and employee benefits, marketing and advertising, and other operating expense is primarily attributed to personnel merit and performance increases, expansion of facilities and equipment. Also personnel additions have been made to service the larger loan/deposit portfolios and products and to support compliance efforts. Furthermore, non-interest expenses of $157,000 and $218,000 were incurred for the three and six months ended June 30, 2006, respectively, for the Company’s new Palm Desert branch, which opened in March 2006.

The table below reflects non-interest income, non-interest expense, and net non-interest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three-months Ended June 30,				Six-months Ended June 30,
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$144	18%	$139	19%	$279	18%	257	19.0%
Loan related fees	134	17%	99	14%	301	19%	210	15.0%
Lease administration fees	365	46%	331	46%	674	44%	603	44.0%
Automated teller machine fees	154	19%	153	21%	299	19%	318	23.0%
Net (loss) on disposition of fixed assets			(4)	0%	(3)	0%	(5)	-1.0%

Total noninterest income	797	100%	718	100%	1,550	100%	1,383	100%

Non-interest expenses:
Salaries and employee benefits	1,387	52%	1,065	52%	2,702	53.0%	2,140	52%
Occupancy and equipment expense	368	14%	310	15%	695	14.0%	639	15%
Professional fees	73	3%	74	4%	180	3.0%	156	4%
Data processing	138	5%	112	5%	262	5.0%	228	5%
Marketing and advertising expense	117	4%	83	4%	220	4.0%	174	4%
Directors and shareholders expense	142	5%	87	4%	239	5.0%	189	5%
Other operating expense	449	17%	321	16%	824	16.0%	611	15%

Total noninterest expenses:	2,674	100%	2,052	100%	5,122	100%	4,137	100%

Net non-interest expense	$1,877		$1,334		$3,572		$2,754

Net non-interest expense as a percentage of average total assets (annualized)	3.01%		2.42%		2.93%		2.53%

Provision for Loan Losses

For the quarter ended June 30, 2006, the provision for loan losses the Company charged against current period earnings was $100,000 compared to $150,000 for the prior year’s same quarter. For the six months ended June 30, 2006, the provision for loan losses the Company charged against current period earnings was $325,000 compared to $300,000 for the same period in 2005.

Provisions for loan losses are made monthly in anticipation of credit risks, which are inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings. The charges are reflected in the income statement as provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in Management’s judgment is adequate to absorb losses inherent in the Company’s loan portfolio. The procedures for monitoring the adequacy of the allowance, as well as detailed information concerning the allowance itself, are included above under “Allowance for Loan Losses.”

Liquidity

At June 30, 2006 and December 31, 2005 the Company had 20.0% and 23.3%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the Federal Home Loan Bank of San Francisco (FHLB-SF), or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $4.5 million. In addition, as a member of the FHLB-SF, the Company may borrow funds up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets.

Provision for Income Taxes

The provision for income taxes was $729,000 and $641,000 for the quarter ended June 30, 2006 and 2005, respectively. The provision for income taxes was $1,379,000 and $1,166,000 for the six months ended June 30, 2006 and 2005, respectively. The increase in the income tax provision is commensurate with growth in pre-tax income. The Company’s effective tax rate was 41% for each of these periods.

Interest Rate Risk

The principal objective of interest rate risk management is to manage the financial components of the Company’s assets and liabilities so as to optimize net income under varying interest rate environments. The focus of this process (often referred to as “asset/liability management”) is the development, analysis, implementation and monitoring of earnings enhancement strategies that provide stable earnings and capital levels during periods of changing interest rates.

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset–sensitive” for that period. If repricing liabilities exceed repricing assets in a given time period the Company would be deemed to be “liability-sensitive” for that period. The Company intends to seek to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity to ensure net interest margin stability in times of volatile interest rates. This will be accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.

Capital Resources and Adequacy

Shareholders’ equity was $21.6 million or 9.0% of total assets at June 30, 2006. The ratio of shareholders equity to total assets at December 31, 2005 was 8.1%. The increase in the equity to asset ratio is due to capital growth (10.9%) outpacing asset growth (0.3%). The Company’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at June 30, 2006 and December 31, 2005. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Company’s actual capital amounts and ratios as of June 30, 2006 and December 31, 2005 are presented in the following table:

Regulatory Capital

(dollars in thousands)

	June 30, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$21,863	21,863	24,152
Ratio	8.7%	12.0%	13.3%
FDICIA well capitalized required capital:
Amount	$12,526	10,918	18,196
Ratio	5.0%	6.0%	10.0%
FDICIA adequately capitalized required capital:
Amount	$10,021	7,279	14,557
Ratio	4.0%	4.0%	8.0%

	December 31, 2005
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$19,685	19,685	21,867
Ratio	8.4%	11.3%	12.6%
FDICIA well capitalized required capital:
Amount	$11,743	10,417	17,361
Ratio	5.0%	6.0%	10.0%
FDICIA adequately capitalized required capital:
Amount	$9,394	6,944	13,889
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Company’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of June 30, 2006 and December 31, 2005:

Regulatory Capital

(dollars in thousands)

	June 30, 2006	December 31, 2005
Capital in accordance with generally accepted accounting principles	$21,565	$19,451
Adjustments for Tier 1 capital and Tier 1 risk based capital-unrealized (loss) on investment securities available for sale	(298)	(234)

Total Tier 1 capital and Tier 1 risk-based capital	21,863	19,685
Adjustments for risk-based capital - allowance for credit losses [1]	2,289	2,182

Total risk-based capital	$24,152	$21,867

[1]	Limited to 1.25% of risk-weighted assets.

Item 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II- Other Information

Item 1—Legal Proceedings

As of June 30, 2006, the Company was not a party to any significant legal proceedings.

Item 2—Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3—Defaults upon Senior Securities

Not applicable

Item 4—Submission of Matters to a Vote of Security Holders

On April 24, 2006, the Bank held its Annual Meeting of Shareholders for the purpose of electing the Board of Directors until the next Annual Meeting of Shareholders and approving the Plan of Reorganization with respect to the one-bank holding company reorganization. At the Annual Meeting the two-thirds vote required to approve the holding company reorganization was not obtained and the vote on this item was postponed.

The number of shares cast at the Annual Meeting relating to the election of Directors was as follows:

	Authority Given	Authority Withheld
Mark Benedetti	1,906,579	54,449
Lynne C. Bushore	1,954,379	6,649
Robert M. Fey	1,949,947	11,081
Michael D. Harris, Esq.	1,929,537	31,491
Stephen G. Hoffmann	1,954,379	6,649
Milton W. Jones	1,954,379	6,649
Kipp I. Lyons	1,954,379	6,649
Richard Shalhoub	1,954,379	6,649

On May 16, 2006, the shareholders of the Bank approved the Plan of Reorganization dated February 14, 2006, pursuant to which the Bank became a wholly-owned subsidiary of the Company. The vote was as follows:

For	Against	Broker Non vote	Abstain
1,530,391	0	385,341	16,216

Item 5—Other Information

Not applicable

Item 6—Exhibits

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Canyon Bancorp (1)

3.2	By-Laws of Canyon Bancorp (1)

10.1	1998 Stock Option Plan of Canyon National Bank, assumed by Registrant on June 30, 2006 (1)

10.2	2000 Stock Option Plan of Canyon National Bank, assumed by Registrant on June 30, 2006 (1)

10.3	Employment Agreement dated March 1, 1998 between Canyon National Bank and Stephen G. Hoffmann (1)

10.4	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Stephen G. Hoffmann (1)

10.5	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Jonathan J. Wick (1)

10.6	Lease between Canyon National Bank and Smoke Tree Village Shopping Center dated February 10, 1998 (Main Office) (1)

10.7	Heritage Plaza Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (Palm Springs Branch Office) (1)

10.8	Lease dated July 25, 2005 between Canyon National Bank and DBP Investments, LLC (Second Palm Desert Branch) (1)

10.9	Voting and Stock Transfer Agreement between Canyon National Bank and Agua Caliente Band of Cahuilla Indians dated February 19, 1998 (1)

10.10	Amendment to Voting and Stock Transfer Agreement between Canyon National Bank, Canyon Bancorp and Agua Caliente Band of Cahuilla Indians dated February 1, 2006 (1)

10.11	Commitment letter dated February 1, 2006 among Canyon Bancorp, Canyon National Band and the Federal Reserve Board (1)

10.12	Subcontract for TESA Services between Canyon National Bank and the Agua Caliente Band of Cahuilla Indians dated October 1, 2002 (1)

10.13	Salary Continuation Agreement dated June 30, 2006 between Canyon National Bank and Jeffery Gobble

10.14	Salary Continuation Agreement dated May 15, 2006 between Canyon National Bank and Stephen Hoffmann

11	Statement re: computation of per share earnings (2)

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the SEC on July 5, 2006.

(2)	The information for this Exhibit is incorporated from notes to the unaudited financial statements.

Signatures

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Bancorp
(Registrant)

Date: August 14, 2006	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating Officer and Chief Financial Officer