Form 10QSB
period 2006-09-30
Canyon Bancorp
filed 2006-11-13
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number: 333-135607

Canyon Bancorp

(Exact name of registrant as specified in its charter)

California	20-4346215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1711 East Palm Canyon Drive, Palm Springs, CA 92264

(Address of principal executive offices)

(760) 325-4442

(Registrant’s telephone number, including area code)

Not Applicable

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

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Number of shares outstanding of common stock, as of November 8, 2006 is 2,202,985.

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of September 30, 2006 and December 31, 2005 and for the three months and nine months ended September 30, 2006 and 2005. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for September 30, 2006 and for the three and nine months ended September 30, 2006 are consolidated for the Company and the Bank. Financial statements for December 31, 2005 and for the three and nine months ended September 30, 2005 are for the Bank only. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of September 30, 2006 and December 31, 2005

Consolidated Statements of Operations

For the three months and nine months ended September 30, 2006 and 2005

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2006 and 2005

Consolidated Statements of Comprehensive Income

For the three months and nine months ended September 30, 2006 and 2005

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	9/30/2006 (Unaudited)	12/31/2005 (Audited)
Assets
Cash and cash equivalents	$13,212	$27,576
Interest-bearing deposits in other financial institutions	3,000	3,400
Investment securities available for sale	22,617	24,702
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,540	1,412
Loans held for sale	—	782
Loans receivable, net	199,747	171,833
Furniture, fixtures and equipment	4,593	4,444
Income tax receivable	—	69
Deferred tax asset	1,632	1,384
Other assets	1,699	3,638

Total Assets	$248,040	$239,240

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$82,909	$85,142
NOW accounts	7,940	8,271
Savings and money market	78,266	89,642
Time certificate of deposits	54,233	35,471

Total Deposits	223,348	218,526

Other Liabilities	1,729	1,263

Total Liabilities	225,077	219,789

Commitments and contingencies	—	—

Stockholders’ Equity:
Serial Preferred Stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common Stock, no par value; authorized 10,000,000 shares; 2,191,885 and 2,160,655 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	17,621	5,402
Additional paid-in capital	—	11,888
Accumulated other comprehensive income unrealized loss on investment securities available-for-sale	(140)	(234)
Retained earnings	5,482	2,395

Total Stockholders’ Equity	22,963	19,451

Total Liabilities and Stockholders’ Equity	$248,040	$239,240

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statements of Operations

(Unaudited)

For the three and nine months ended September 30, 2006 and 2005

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Interest income:
Loans receivable	$4,528	$3,347	$12,508	$9,369
Federal funds sold	164	126	646	298
Interest bearing deposits in other financial institutions	31	29	119	57
Investment securities available for sale	239	228	714	699

Total Interest Income	4,962	3,730	13,987	10,423
Interest expense on deposits and other borrowings	1,134	534	2,875	1,335

Net Interest Income	3,828	3,196	11,112	9,088
Provision for loan losses	100	150	425	450

Net Interest Income After Provision for Loan Losses	3,728	3,046	10,687	8,638

Noninterest income:
Service charges and fees	144	124	423	381
Loan related fees	130	135	431	345
Lease administration fees	299	268	974	871
Automated teller machine fees	149	135	448	453
Net loss on disposition of fixed assets	—	—	(3)	(5)

Total Noninterest Income	722	662	2,273	2,045

Noninterest expenses:
Salaries and employee benefits	1,373	1,130	4,075	3,270
Occupancy and equipment expense	392	313	1,087	952
Professional fees	102	67	268	223
Data processing	138	106	401	334
Marketing and advertising expense	99	87	320	261
Director and shareholder expense	112	75	364	263
Other operating expense	396	333	1,218	945

Total Noninterest Expenses	2,612	2,111	7,733	6,248

Earnings before income taxes	1,838	1,597	5,227	4,435
Income Tax Expense	760	657	2,140	1,823

Net earnings	$1,078	$940	$3,087	$2,612

Earnings Per Share:
Basic	$0.49	$0.44	$1.42	$1.23
Diluted	$0.47	$0.44	$1.34	$1.14

Weighted Average Shares Outstanding:
Basic	2,184,944	2,149,249	2,175,842	2,130,762
Diluted	2,295,595	2,169,031	2,297,835	2,279,366

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

For the nine-months ended September 30, 2006 and 2005

(Dollars in thousands)

	September 30, 2006	September 30, 2005
Operating Activities:
Net earnings	$3,087	$2,612
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(904)	(745)
Depreciation of fixed assets	421	418
Amortization of premium/discounts on investment securities, net	(119)	(6)
Net loss on disposition of fixed assets	3	5
FHLB stock dividends received	(35)	(22)
Provision for loan losses	425	450
Net decrease in loans held for sale	782	—
Increase/(decrease) in other assets	1,939	(268)
Decrease in incomes tax receivable	69	456
Increase is deferred tax asset	(134)	—
Increase in other liabilities	466	703
Excess tax benefit from share-based payment arrangements	(176)	(256)

Net cash provided by operating activities	5,824	3,347

Investing Activities:
Net increase in loans	(27,435)	(13,494)
Purchase of investment securities available for sale	(6,878)	(11,975)
Purchase of FHLB/FRB Stock	(93)	(282)
Proceeds from maturing investment securities available for sale	8,000	14,000
Principal repayment of investment securities available for sale	1,238	1,802
Increase/(decrease) in interest bearing deposits in other financial institutions	400	(3,300)
Proceeds from disposition of fixed assets	—	3
Purchases of premises and equipment	(573)	(462)

Net cash used in investing activities	(25,341)	(13,708)

Financing Activities:
Net increase/(decrease) in deposits non-term deposits	(13,940)	17,793
Net increase in time certificates of deposit	18,762	8,819
Cash paid in lieu of fractional shares	—	(6)
Proceeds for exercise of stock options	155	189
Excess tax benefit from shared-based payment arrangements	176	256

Net cash provided by financing activities	5,153	27,051

Net Increase in Cash and Cash Equivalents	(14,364)	16,690
Cash and Cash Equivalents at the Beginning of the Period	27,576	16,637

Cash and Cash Equivalents at the End of the Period	$13,212	$33,327

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,772	$1,295

Taxes Paid	$2,205	$1,645

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$156	$(143)

Income tax benefit from stock options exercised	$176	$245

See accompanying notes to consolidated financial statements.

CANYON BANCORP & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

For the three-months and six-months ended September 30, 2006 and 2005

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net earnings	$1,078	$940	$3,087	$2,612
Other comprehensive income:
Unrealized gain/(loss) on investment securities available-for-sale, net of related income tax expense (benefit) of $106 and ($37) for the three-months ended September 30, 2006 and 2005, respectively, and $63 and ($56) for the nine months ended September 30, 2006 and 2005, respectively	158	(55)	93	(87)

Comprehensive income	$1,236	$885	$3,180	$2,525

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Consolidated Financial Statements

1.	The Board of Directors of the Bank has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
April 19, 2005	May 6, 2005	May 24, 2005	5% stock dividend
November 22, 2005	December 7, 2005	December 22, 2005	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

FAIR VALUE MEASUREMENTS: In September 2006 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year.

POSTRETIREMENT PLANS: Also in September 2006, FASB issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company, which is an employer without publicly traded equity securities, is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

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

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. SFAS No. 156 is effective as of an entity's first fiscal year beginning after September 15, 2006. Early adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This statement is effective for financial instruments acquired or issued after the beginning of our fiscal year 2007.

ACCOUNTING CHANGES AND ERROR CORRECTIONS: In May 2005, the FASB issued SFAS No. 154, “Accounting for Changes and Error Corrections,” which changes the accounting for and reporting of a change in accounting principle. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impractical to determine either the period - specific or cumulative effects of the change. SFAS No. 154 was effective for accounting changes made in fiscal years beginning after December 15, 2005.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated position and result of operations.

The following table presents the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 in 2005.

	For the Three Months Ended September 30, 2005 (dollars in thousands, except per share)	For the Nine Months Ended September 30, 2005 (dollars in thousands, except per share)
Net income:
As reported	$940	2,612
Stock-based compensation using the intrinsic value method	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(85)	(94)

Pro forma net income	$855	2,518

Weighted Average Shares Outstanding - Basic	2,149,249	2,130,762
Weighted Average Outstanding - Diluted	2,169,031	2,279,366
Basic earnings per share:
As reported	$0.44	1.23
Pro forma	0.40	1.18
Diluted earnings per share:
As reported	$0.44	1.14
Pro forma	0.40	1.10

The following table presents the activity related to options for the nine months ended September 30, 2006.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Term (yrs)
Options outstanding at December 31, 2005	236,931	$8.48
Granted	—
Canceled	(1,565)	$24.73
Exercised	(31,230)	$4.94

Options outstanding at September 30, 2006	204,136	$8.90	4.6

Options exercisable at September 30, 2006	204,136	$8.90	4.6

4.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a bank holding company with a single banking subsidiary. The Company was incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a national banking association which was organized on March 6, 1998, and is headquartered in Palm Springs, California. Palm Springs is located in the Coachella Valley, which is located within Riverside County in Southern California. The Bank received its charter to commence the business of banking from the Office of the Comptroller of the Currency (“OCC”) on July 10, 1998. Concurrent with OCC approval, FDIC deposit insurance became effective and began insuring depositor’s accounts up to $100,000. In July 1998, the Bank opened for business and commenced banking operations at its main office located at 1711 East Palm Canyon Drive, Palm Springs, California. In addition to its main office, the Bank has three branch offices, one in Palm Springs and two in Palm Desert. The Bank’s most recently opened branch, located at 77-933 Las Montanas Road, Palm Desert, California, commenced operations on March 23, 2006

As of November 8, 2006, the Company’s 2,202,985 shares of Common Stock are held by 306 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

Although Management believes the level of the allowance for loan losses at September 30, 2006 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Summary of Performance

Financial Condition Summary

The Company’s total assets were $248.0 million at September 30, 2006, an increase of $8.8 million, or 3.7%, compared to total assets at December 31, 2005. The most significant changes in the Company’s balance sheet during the first nine months of 2006 are outlined below:

•	Net loans increased $27.1 million or 15.7% from December 31, 2005. Strong demand in the Coachella Valley market area contributed to the increase in net loans.

•	Investment securities available for sale decreased $2.1 million or 8.4% from December 31, 2006. The company added approximately $6.9 million in securities available for sale during the first nine months of 2006, which were offset by principal repayments and maturities totaling $9.2 million for the same period.

•	Total deposits increased $4.8 million or 2.2% from December 31, 2006, with noninterest-bearing demand deposits decreasing $2.2 million or 2.6% and interest-bearing deposits increasing $7.0 million or 5.3%. The rise in market interest rates has attracted new depositors and led to a shift in existing deposit relationships from noninterest-bearing, savings and money market accounts to higher yielding time certificates of deposit.

For additional information please see the section Financial Condition, below, starting on page 13.

Results of Operations Summary

Third quarter analysis. Net income in the third quarter of 2006 was $1,078,000, an increase of $138,000, or 14.7%, over the same period in 2005. Basic and diluted earnings per share were $0.49 and $0.47, respectively for the three months ended September 30, 2006. This compares with $0.44 basic and diluted earnings per share for the same period in 2005. Return on average assets and return on average equity for the quarter ended September 30, 2006 were 1.69% and 19.10%, respectively, as compared to 1.65% and 20.71%, respectively, for the same period in 2005.

The primary drivers behind the variance in net income for the quarter ended September 30, 2006 relative to the same period in 2005 are as follows:

•	Net interest income before provision for loan losses increased by $632,000, or 19.8%. This was due to an increase in average total loans and interest rates earned on those loans, offset by an increase in interest rates paid on interest-bearing deposits and an increase in average total time certificates of deposit. The Company’s net interest margin rose 35 basis points to 6.44%.

•	The provision for loan losses decreased $50,000, or 33.3%. The allowance for loan losses as of September 30, 2006 was 1.65% of total gross loans and was determined to be acceptable by management.

•	Noninterest income increased $60,000, or 9.1%, due to higher service charges, lease administration fees and ATM fees.

•	Noninterest expense increased $501,000, or 23.7%, due principally to higher personnel costs, occupancy/equipment expense and data processing expense. $159,000 of this increase was incurred for the Company’s new Palm Desert branch, which was opened in March 2006.

Nine month analysis. Net income for the nine months ended September 30. 2006 was $3,087,000, an increase of $475,000, or 18.2%, over the same period in 2005. Basic and diluted earnings per share were $1.42 and $1.34, respectively for the nine months ended September 30, 2006. This compares with $1.23 basic and $1.14 diluted earnings per share for the same period in 2005. Return on average assets and return on average equity for the nine months ended September 30, 2006 were 1.66% and 19.42%, respectively, as compared to 1.57% and 20.63%, respectively, for the same period in 2005.

The primary drivers behind the variance in net income for the nine months ended September 30, 2006 relative to the same period in 2005 are as follows:

•	Net interest income before provision for loan losses increased by $2,024,000, or 22.3%. This was due to an increase in average total loans and interest rates earned on those loans, offset by an increase in interest rates paid on interest-bearing deposits and an increase in average total time certificates of deposit. The Company’s net interest margin rose 48 basis points to 6.45%.

•	The provision for loan losses decreased $25,000, or 5.6%. During the first nine months of 2006, charge-offs totaled $55,000 and recoveries totaled $57,000 compared to $85,000 in charge-offs and $26,000 in recoveries for the same period in 2005. The allowance for loan losses as of September 30, 2006 and 2005 were 1.65% and 1.78%, respectively, of total gross loans.

•	Noninterest income increased $228,000, or 11.1%, due to higher service charges, lease administration fees and loan fees related to the Indian Home Loan Guarantee Program (“Section 184”).

•	Noninterest expense increased $1,485,000, or 23.8%, due principally to higher personnel costs, occupancy/equipment expense and data processing expense. $377,000 of this increase was incurred for the Company’s new Palm Desert branch, which was opened in March 2006.

For additional information please see Results of Operations, below, starting on page 20.

Financial Condition

At September 30, 2006, total assets were $248.0 million compared to $239.2 million at December 31, 2005, resulting in an $8.8 million or 3.7% increase in total assets over the nine-month period. Over this same nine-month period, net loans increased by $27.1 million or 15.7%, investment securities available for sale and interest bearing deposits in other financial institutions decreased by $2.5 million or 8.8% and cash and cash equivalents decreased by $14.4 million or 52.1%. At September 30, 2006 and December 31, 2005, net loans comprised 80.5% and 71.8%, respectively, of total assets and the loan portfolio represented 89.4% and 78.6%, respectively, of deposits.

Loan Portfolio

The increase in loans from year-end 2005 to September 30, 2006 is primarily the result of an increase in construction loans. From year-end 2005, gross loans increased by $28.3 million to $204.0 million at September 30, 2006. The largest loan category at September 30, 2006 is real estate loans—excluding construction loans—which constitutes 54.3% of gross loans. Included in these real estate loans are $70.5 million in commercial real estate loans, of which 59% were exclusively or substantially owner occupied. The next largest loan concentrations are construction loans (25.6% of gross loans) and commercial loans (17.0% of gross loans) secured by non-real estate assets or made on an unsecured basis. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (3.1% of gross loans). With the exception of loans to Native Americans, a majority of the Company’s loans are made by borrowers residing, or doing business, within the Coachella Valley and surrounding area. When collateral is used to secure a loan, the collateral is generally secured by property located within the Coachella Valley. Loans to Native Americans are generally located throughout the State of California.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at September 30, 2006 total $25.2 million, or 12.3% of gross loans. Certain of the loans are guaranteed by the United States Government. At that same date, loan balances of $16.1 million are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at September 30, 2006 and December 31, 2005 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	September 30 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Real estate:
Construction	$52,272	25.6%	$34,947	19.9%
Other	110,763	54.3%	100,731	57.3%
Commercial	34,592	17.0%	35,584	20.3%
Consumer	6,376	3.1%	4,457	2.5%

Gross loans	204,003	100.0%	175,719	100.0%

Deferred loan origination fees and costs	(890)		(947)
Allowance for loan losses	(3,366)		(2,939)

Net loans	$199,747		$171,833

Loans held for sale	$—		$782

Principal balance guaranteed by federally insured programs	$16,085		$18,096

Principal balance outstanding to Native American entities	$25,171		$24,904

The weighted average interest rate on the loan portfolio at September 30, 2006, is 8.70%1. At September 30, 2006, ninety-one percent (91%) or $185.9 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. The outstanding principal balance of variable rate loans scheduled to adjust over the next twelve months is $141.5 million with $23.0 million scheduled to adjust from October 2007 to September 2008. Eighty-nine percent (89%), or $165.1 million, of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $6.5 million and $3.1 million at September 30, 2006 and December 31, 2005, respectively.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the financing needs of its clients. These commitments to provide credit represent an obligation of the Company to its clients, which is not represented within the Company’s balance sheets. At September 30, 2006 and December 31, 2005, the Company had $67.4 million and $66.3 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at September 30, 2006 is 53.3% undisbursed construction loans, 36.7% unused lines of credit, 4.2% unused home equity lines of credit, and 5.8% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The table on the following page sets forth non-performing assets as of September 30, 2006, and 2005 and December 31, 2005, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

The allowance for loan losses as a percentage of gross loans was 1.66% at September 30, 2006 and 1.67% at December 31, 2005.

At September 30, 2006, the outstanding principal balance of nonaccrual loans totaled $3.6 million which consisted of three real estate loans and one partially guaranteed commercial loan. All real estate loans are secured by real property located in the Coachella Valley. The Company has initiated the foreclosure process on all properties and all loans which are accounted for on a nonaccrual basis are also adversely classified.

The largest nonaccrual loan has an outstanding principal balance of $1.5 million, is secured by undeveloped real estate and Management estimates the loan to value ratio to be approximately 20%. Subsequent to September 30, 2006, the borrower repaid the loan in full. Two loans, secured by single family residential real estate having an aggregate outstanding principal balance of $1.8 million, are in the process of foreclosures due to the inability of the borrower to make timely payments required under the loan agreements. Management believes the collateral value adequately supports the loan amount, including estimated liquidation costs. The final nonaccrual loan is a partially guaranteed business loan which has an outstanding principal balance of $248,000 at September 30, 2006. Subsequent to the end of the quarter, the Bank has made a demand for repayment to the governmental agency guaranteeing the loan and the unguaranteed portion of the loan has been charged off.

The increase in nonaccrual and adversely classified loans can be attributed to a slowdown in the Coachella Valley real estate values. This slowdown is consistent with state and national trends. As a result of this slowdown, the level of unsold real estate units has increased, the average length of time a property is on the market has increased, the volume of real estate sales has declined and the growth in real estate values have slowed significantly.

Non-performing Assets

(dollars in thousands)

	September 30		December 31 2005
	2006	2005
Other real estate owned	$—	$—	$—
Nonaccrual loans [1]
Real Estate:
Construction	—	—	—
Other	3,344	238	349
Commercial	248	—	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets:	$3,592	$238	$349

Adversely classified loans: [1]
Substandard
Real estate
Construction	—	—	—
Other	3,956	1,688	1,824
Commercial	210	256	148
Consumer	—	—	133

Total substandard	$4,166	$1,944	$2,105

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	$—	$—	$—

Total adversely classified loans	$4,166	$1,944	$2,105

Ratio of adversely classified loans to gross loans at period end	2.0%	1.2%	1.2%
Ratio of allowance for loan losses to nonperforming loans [2]	93.7%	1231.9%	842.1%
Ratio of allowance for loan losses to adversely classified assets	80.8%	150.8%	139.6%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming loans is defined as other real estate owned, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table on the following page summarizes the nine months ended September 30, 2006 and 2005, and the year ended December 31, 2005, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Year Ended December 31, 2005
	2006	2005
Balances:
Average gross loans outstanding during period	$184,306	$158,648	$161,805
Total gross loans outstanding at end of period	204,003	164,315	175,719
Allowance for loan losses:
Balance at beginning of period	2,939	2,508	2,508
Provision for loan losses	425	450	710
Loan charge-offs
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	—	(49)	(296)
Consumer	(55)	(36)	(44)

Total loan charge-offs	(55)	(85)	(340)

Recoveries
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	54	—	1
Consumer	3	59	60

Total recoveries	57	59	61

Net loan (charge-off’s)/recoveries	2	(26)	(279)

Balance at end of period	$3,366	$2,932	$2,939

Ratios:
Net loan charge-off’s/(recoveries) to average loans [1]	0.00%	0.02%	0.17%
Allowance for loan losses to gross loans at the end of the period	1.65%	1.78%	1.67%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [1]	-0.08%	1.19%	9.49%
Net loan charge-off’s/(recoveries) to provision for loan losses [1]	-0.47%	5.78%	39.30%

[1]	Interim periods annualized

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

Although Management believes the allowance for loan losses at September 30, 2006 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Securities

The fair value of the investment security portfolio available for sale at September 30, 2006 is $22.6 million with a 3.9% yield. This compares to a fair value of $24.7 million at December 31, 2005 with a 3.44% yield. The unrealized loss on available for sale investment securities at September 30, 2006 is $234,000 or 1.0% of amortized cost.

Investment security portfolio activity during the first nine months of 2006 included the purchase of $6.9 million in investment securities available for sale. Principal repayments and maturities of investment securities available for sale totaled $9.2 million for this same period. During 2005, the Company initiated a plan to purchase income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has an average life of 5.5 years compared to an average life of approximately 1.5 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at September 30, 2006 and December 31, 2005. The Company has no securities classified as held to maturity or trading.

Investment Securities Available for Sale

(dollars in thousands)

	As of September 30, 2006				As of December 31, 2005
	Amortized Costs	Fair Value	Percent	Yield (1)	Amortized Costs	Fair Value	Percent	Yield (1)
US Treasury	$7,981	$7,967	35%	3.99%	$7,954	$7,904	32%	3.71%
US agencies	6,997	6,934	31%	3.23%	9,000	8,831	36%	2.77%
Mortgage-backed securities	5,404	5,242	24%	3.92%	6,648	6,502	26%	3.99%
State and municipal bonds	2,469	2,474	10%	5.46%	1,491	1,465	6%	3.57%

Total	$22,851	$22,617	100%	3.90%	$25,093	$24,702	100%	3.44%

[1]	Yield on state and municipal bonds is stated on a tax equivalent basis

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

Total deposits at September 30, 2006 and December 31, 2005 were $223.3 million and $218.5 million, respectively. The largest category of deposit accounts at September 30, 2006, is non-interest bearing demand deposits which make up 37.1% of total deposits. Savings and money market accounts represent 35.0% of total deposits. A number of depositors transferred funds from savings and money market accounts and opened time deposit accounts, to take advantage of the high interest rate environment. At September 30, 2006 and December 31, 2005, the weighted average term to maturity of certificate of deposits was 7.1 months and 10.0 months, respectively. The weighted average interest rates paid on time deposits was 4.34% and 3.27% at September 30, 2006 and December 31, 2005, respectively.

The table on the following page reflects the major categories of deposits and deposits of Native American entities as a percentage of total deposits as of September 30, 2006 and December 31, 2005.

Deposits

(dollars in thousands)

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Demand deposits	$82,909	37.1%	$85,142	39.0%
NOW Accounts	7,940	3.6%	8,271	3.8%
Savings and money market	78,266	35.0%	89,642	41.0%
Time deposits $100,000 and greater	42,810	19.2%	27,389	12.5%
Time deposits less than $100,000	11,423	5.1%	8,082	3.7%

Total Deposits	$223,348	100.00%	$218,526	100.0%

Deposits of Native American Entities	$19,672	8.8%	$22,635	10.1%

Results of Operations

The net earnings during the three-month period ended September 30, 2006 were $1,078,00 or $0.47 per diluted share compared to net earnings of $940,000 or $0.44 per diluted share for the same quarter in 2005. Higher net earnings in the quarter ending September 30, 2006 are primarily attributable to (i) a 20% increase in net interest income, (ii) a 9% increase in noninterest income, (iii) offset by a 24% increase in noninterest expense.

The net earnings during the nine-month period ended September 30, 2006 were $3,087,000 or $1.34 per diluted share compared to net earnings of $2,612,000 or $1.14 per diluted share for the same quarter in 2005. Higher net earnings in the nine months ending September 30, 2006 are primarily attributable to (i) a 22% increase in net interest income, (ii) a 11% increase in non-interest income, (iii) offset by a 24% increase in non-interest expense.

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

The yield earned on interest earning assets for the quarter ended September 30, 2006 was 8.35% compared to 7.11% for the quarter ended September 30, 2005. Interest bearing liability costs for the third quarter of 2006 were 3.26% compared to 1.74% for the third quarter of 2005. The net interest margin or net interest income divided by average interest earning assets for the third quarter of 2006 and 2005 was 6.44% and 6.09%, respectively.

The yield earned on interest earning assets for the nine months ended September 30, 2006 was 8.12% compared to 6.85% for the nine months ended September 30, 2005. Interest bearing liability costs for the same period of 2006 were 2.85% compared to 1.49% for the same period of 2005. The net interest margin or net interest income divided by average interest earning assets for the nine months ended September 30, 2006 and 2005 was 6.45% and 5.97%, respectively.

Loan, investment securities and federal funds sold yields generally increased from 2005 to 2006 primarily due to: a) repricing of these assets at higher yields, and b) higher interest rates charged on new loans.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three and nine months ended September 30, 2006, the increase in net interest income over the same prior year period is primarily attributable to the volume growth within the loan and investment portfolios combined with increases in asset yields. Higher interest rates paid on deposit accounts offset the increases in interest income.

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

Rate Volume Analysis

For the three months ended September 30, 2006 compared to September 30, 2005

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$761	$420	$1,181
Federal funds sold	(19)	57	38
Investment securities	(39)	52	13

Total interest income	$703	$529	$1,232

Interest bearing liabilities
NOW accounts	$1	$7	$8
Savings and money market	(54)	262	208
Time certificates of deposits	247	137	384

Total interest expense	$194	$406	$600

Net interest income	$509	$123	$632

[1]	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the nine months ended September 30, 2006 compared to September 30, 2005

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$1,636	$1,503	$3,139
Federal funds sold	121	227	348
Investment securities	(70)	147	77

Total interest income	$1,687	$1,877	$3,564

Interest bearing liabilities
NOW accounts	$1	$18	$19
Savings and money market	(109)	688	579
Time certificates of deposits	606	336	942

Total interest expense	$498	$1,042	$1,540

Net interest income	$1,189	$835	$2,024

[1]	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate proportionate to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

The tables set forth below and on the following page show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three months ended September 30, 2006			Three months ended September 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$195,918	$4,528	9.17%	$161,694	$3,347	8.21%
Federal funds sold	12,342	164	5.27%	14,316	126	3.49%
Investment securities	27,452	270	3.90%	32,085	257	3.18%

Total interest-earning assets	235,712	4,962	8.35%	208,095	3,730	7.11%

Non-interest earning assets	17,179			18,067

Total assets	$252,891			$226,162

Interest bearing liabilities
NOW deposits	$8,956	$13	0.58%	$7,189	$4	0.22%
Savings deposits and money market	77,532	573	2.93%	89,361	364	1.62%
Time deposits	51,609	548	4.21%	24,977	166	2.64%
Other borrowed funds	6	0	8.43%	—	—	0.00%

Total interest-bearing liabilities	138,103	1,134	3.26%	121,527	534	1.74%

Demand deposits	90,523			85,182
Non-interest-bearing liabilities	1,878			1,445

Total liabilities	230,504			208,154

Stockholders’ equity	22,387			18,008

Total liabilities and stockholders’ equity	$252,891			$226,162

Net interest spread [3]		$3,828	5.09%		$3,196	5.37%
Net interest margin [4]			6.44%			6.09%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Nine months ended September 30, 2006			Nine months ended September 30, 2005
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$183,394	$12,508	9.12%	$157,816	$9,369	7.94%
Federal funds sold	17,793	646	4.85%	13,336	298	2.99%
Investment securities	29,022	833	3.84%	32,256	756	3.13%

Total interest-earning assets	230,209	13,987	8.12%	203,408	10,423	6.85%

Non-interest earning assets	18,138			18,512

Total assets	$248,347			$221,920

Interest bearing liabilities
NOW deposits	$8,970	$34	0.51%	$8,698	$15	0.23%
Savings deposits and money market	80,099	1,507	2.52%	89,406	928	1.39%
Time deposits	46,037	1,334	3.87%	22,026	392	2.38%
Other borrowed funds	3	0	8.33%	—	—	0.00%

Total interest-bearing liabilities	135,109	2,875	2.85%	120,130	1,335	1.49%

Demand deposits	90,274			83,515
Non-interest-bearing liabilities	1,716			1,343

Total liabilities	227,099			204,988

Stockholders’ equity	21,248			16,932

Total liabilities and stockholders’ equity	$248,347			$221,920

Net interest spread [3]		$11,112	5.28%		$9,088	5.37%
Net interest margin [4]			6.45%			5.97%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended September 30, 2006 totaled $722,000 compared to $662,000 for the three months ended September 30, 2005. For the nine-month periods ended September 30, 2006 and 2005, non-interest income totaled $2,273,000 and $2,045,000, respectively. Loan related fees and lease administration fees accounted for a majority of the non-interest income for both the third quarter and nine-month period.

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

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on servicing government guaranteed loans. Mortgage banking activity generated fee revenues of $108,000 and $117,000 during the third quarter of 2006 and 2005, respectively, and $367,000 and $293,000 for the nine months ended September 30, 2006 and 2005, respectively. Total mortgage banking revenues increased in 2006 due to the expansion of the Section 184 loan program. In 2005, the Company expanded its tribal services division by offering loans pursuant to the Indian Home Loan Guarantee Program (Section 184). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. This program is administered by the United States Department of Housing and Urban Development. The Company acts as a broker in originating Section 184 loans for which a fee is earned. The Company does not retain or service loans originated under this program. Section 184 mortgage banking fees were $69,000 and $39,000 for the third quarter of 2006 and 2005, respectively, and $215,000 and $62,000 for the nine months ended September 30, 2006 and 2005, respectively.

In addition to mortgage banking fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended September 30, 2006 and 2005 non-interest expenses totaled $2.6 million and $2.1 million, respectively. For the nine months ended September 30, 2006 and 2005 non-interest expenses totaled $7.7 million and $6.2 million, respectively. Increases in salaries and employee benefits, marketing and advertising, and other operating expense is primarily attributed to personnel merit and performance increases, expansion of facilities and equipment. Also personnel additions have been made to service the larger loan/deposit portfolios and products and to support compliance efforts. The formation of the Holding Company led to additional legal fee expense of $29,000 in quarter and $37,000 in the nine months, as compared to the same periods in 2005. Furthermore, non-interest expenses of $159,000 and $377,000 were incurred for the three and nine months ended September 30, 2006, respectively, for the Company’s new Palm Desert branch, which opened in March 2006.

The table below reflects non-interest income, non-interest expense, and net non-interest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three months Ended September 30,				Nine months Ended September 30,
	2006		2005		2006		2005
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$144	20%	$124	19%	$423	18%	381	19%
Loan related fees	130	18%	135	20%	431	19%	345	17%
Lease administration fees	299	41%	268	41%	974	43%	871	43%
Automated teller machine fees	149	21%	135	20%	448	20%	453	22%
Net (loss) on disposition of fixed assets			—	0%	(3)	0%	(5)	-1%

Total noninterest income	722	100%	662	100%	2,273	100%	2,045	100%

Non-interest expenses:
Salaries and employee benefits	1,373	53%	1,130	53%	4,075	53.0%	3,270	53%
Occupancy and equipment expense	392	15%	313	15%	1,087	14.0%	952	15%
Professional fees	102	4%	67	3%	268	3.0%	223	4%
Data processing	138	5%	87	4%	401	5.0%	261	4%
Marketing and advertising expense	99	4%	75	4%	320	4.0%	263	4%
Directors and shareholders expense	112	4%	106	5%	364	5.0%	334	5%
Other operating expense	396	15%	333	16%	1,218	16.0%	945	15%

Total noninterest expenses:	2,612	100%	2,111	100%	7,733	100%	6,248	100%

Net non-interest expense	$1,890		$1,449		$5,460		$4,203

Net non-interest expense as a percentage of average total assets (annualized)	3.00%		2.54%		4.43%		2.53%

Provision for Loan Losses

For the quarter ended September 30, 2006, the provision for loan losses the Company charged against current period earnings was $100,000 compared to $150,000 for the prior year’s same quarter. For the nine months ended September 30, 2006, the provision for loan losses the Company charged against current period earnings was $425,000 compared to $450,000 for the same period in 2005.

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

Liquidity

At September 30, 2006 and December 31, 2005 the Company had 15.7% and 23.3%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the Federal Home Loan Bank of San Francisco (FHLB-SF), or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets.

Provision for Income Taxes

The provision for income taxes was $760,000 and $657,000 for the quarter ended September 30, 2006 and 2005, respectively. The provision for income taxes was $2,140,000 and $1,823,000 for the nine months ended September 30, 2006 and 2005, respectively. The increase in the income tax provision is commensurate with growth in pre-tax income. The Company’s effective tax rate was 41% for each of these periods.

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

At September 30, 2006 the Company was asset sensitive, with approximately $161 million in interest-earnings assets repricing within one year compared to $135 million in interest-bearing liabilities repricing within that same period of time.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.

Capital Resources and Adequacy

Shareholders’ equity was $23.0 million or 9.3% of total assets at September 30, 2006. The ratio of shareholders equity to total assets at December 31, 2005 was 8.1%. The increase in the equity to asset ratio is due to capital growth (18.1%) outpacing asset growth (3.7%). The Company’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at September 30, 2006 and December 31, 2005. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Company’s actual capital amounts and ratios as of September 30, 2006 and December 31, 2005 are calculated for the Bank only and are presented in the following table:

Regulatory Capital

(Bank only)

(dollars in thousands)

	September 30, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$22,844	22,844	25,319
Ratio	9.0%	11.6%	12.9%

FDICIA well capitalized required capital:
Amount	$12,643	11,814	19,691
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,115	7,876	15,753
Ratio	4.0%	4.0%	8.0%

	December 31, 2005
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$19,685	19,685	21,867
Ratio	8.4%	11.3%	12.6%

FDICIA well capitalized required capital:
Amount	$11,743	10,417	17,361
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$9,394	6,944	13,889
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of September 30, 2006 and December 31, 2005:

Regulatory Capital

(Bank only)

(dollars in thousands)

	September 30, 2006	December 31, 2005
Capital in accordance with generally accepted accounting principles	$22,704	$19,451
Adjustments for Tier 1 capital and Tier 1 risk based capital - unrealized (loss) on investment securities available for sale	(140)	(234)

Total Tier 1 capital and Tier 1 risk-based capital	22,844	19,685
Adjustments for risk-based capital - allowance for credit losses [1]	2,475	2,182

Total risk-based capital	$25,319	$21,867

[1]	Limited to 1.25% of risk-weighted assets.

Item 3.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II- Other Information

Item 1 - Legal Proceedings

As of September 30, 2006, the Company was not a party to any significant legal proceedings.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

Exhibit Number	Description of Document
3.1	Articles of Incorporation of Canyon Bancorp (1)

3.2	By-Laws of Canyon Bancorp (1)

10.1	1998 Stock Option Plan of Canyon National Bank, assumed by Registrant on June 30, 2006 (1)

10.2	2000 Stock Option Plan of Canyon National Bank, assumed by Registrant on June 30, 2006 (1)

10.3	Employment Agreement dated March 1, 1998 between Canyon National Bank and Stephen G. Hoffmann (1)

10.4	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Stephen G. Hoffmann (1)

10.5	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Jonathan J. Wick (1)

10.6	Lease between Canyon National Bank and Smoke Tree Village Shopping Center dated February 10, 1998 (Main Office) (1)

10.7	Heritage Plaza Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (Palm Springs Branch Office) (1)

10.8	Lease dated July 25, 2005 between Canyon National Bank and DBP Investments, LLC (Second Palm Desert Branch) (1)

10.9	Voting and Stock Transfer Agreement between Canyon National Bank and Agua Caliente Band of Cahuilla Indians dated February 19, 1998 (1)

10.10	Amendment to Voting and Stock Transfer Agreement between Canyon National Bank, Canyon Bancorp and Agua Caliente Band of Cahuilla Indians dated February 1, 2006 (1)

10.11	Commitment letter dated February 1, 2006 among Canyon Bancorp, Canyon National Band and the Federal Reserve Board (1)

10.12	Subcontract for TESA Services between Canyon National Bank and the Agua Caliente Band of Cahuilla Indians dated October 1, 2002 (1)

10.13	Salary Continuation Agreement dated June 30, 2006 between Canyon National Bank and Jeffery Gobble(2)

10.14	Salary Continuation Agreement dated May 15, 2006 between Canyon National Bank and Stephen Hoffmann(2)

11	Statement re: computation of per share earnings (3)

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-8 as filed with the SEC on July 5, 2006.

(2)	Incorporated by reference from the Company’s Form 10-QSB for the quarter ended June 30, 2006.

(3)	The information for this Exhibit is incorporated from notes to the unaudited financial statements.

Signatures

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Bancorp
(Registrant)

Date: November 13, 2006	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating Officer and Chief Financial Officer