Form 10KSB
period 2006-12-31
Canyon Bancorp
filed 2007-03-28
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number: 333-135607

Canyon Bancorp

(Exact name of registrant as specified in its charter)

California	20-4346215
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1711 East Palm Canyon Drive
Palm Springs, CA	92264
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (760) 325-4442

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The registrant’s revenues for its most recent fiscal year were $22,159,000.

As of March 9, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $28,585,000. Shares of Common Stock held by each executive officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of March 9, 2007 was 2,338,627.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

Transitional Small Business Disclosure Format (check one): Yes  ☐     No  ☒

i

PART I

Item 1. Description of Business

General

Canyon Bancorp (the “Company”) is a bank holding company with a single banking subsidiary. The Company was incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank (the “Bank”). Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a nationally chartered banking association that was organized under the laws of the United States on March 6, 1998. The Bank commenced operations on July 10, 1998 upon the granting to it of a national bank charter by the Comptroller of the Currency (the “Comptroller”). The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. Like all national banks, the Bank is a member of the Federal Reserve System. At December 31, 2006, the Bank had $252.4 million in assets, $203.6 million in net loans and $226.4 million in deposits. Real estate loans, both commercial and residential, represented approximately 80% of the Bank’s loan portfolio at December 31, 2006.

The Bank is a community bank located in Palm Springs, California, conducting a general commercial banking business. The Bank accepts checking and savings deposits (including savings, money market demand accounts, NOW accounts, time certificates of deposit and individual retirement accounts); makes commercial, real estate, home equity, auto and other installment and term loans as well as loans for accounts receivable and inventory financing, equipment and expansion financing; issues drafts and letters of credit, sells travelers’ checks, and provides other customary banking services, including, among other things, safe deposit box rental, Automated Teller Machine (“ATM”) processing, Internet banking, Internet bill payment, processing of federal tax deposits, Automated Clearing House (“ACH”) processing, notary public services and wire transfers.

The Bank also offers a full complement of convenience-oriented services including ATMs and ATM/debit cards, 24-hour telephone banking, Internet banking, lock box processing, direct deposit of payroll and social security funds, and postage-paid bank-by-mail. The Bank attracts the majority of its loan and deposit business from the residents and numerous small to medium-sized businesses, professional firms and service entities located in the Coachella Valley and surrounding communities. Providing lending, deposit and ATM processing products and services to the Native American Community in the western United States is an additional market niche of the Bank. In October 2000, the Bank opened its first branch office in Palm Desert, California. During 2001, the Bank purchased a 2.3-acre parcel of land in Palm Desert and in the fourth quarter 2003, began construction of a new 8,000 square foot full-service branch facility. The new branch facility was completed in June 2004 at which time the Bank relocated its Palm Desert Branch to this new location. The Bank opened a second branch office located in Palm Springs in January 2005 and opened its third branch office located in Palm Desert in March 2006. See “Item 2. Description of Property.”

The Agua Caliente Band of Cahuilla Indians (“ACBCI”) is a principal shareholder of the Company. The ACBCI and its affiliates are significant customers of the Bank. The ACBCI and its affiliates had deposits with the Bank at December 31, 2006 and 2005 which represented approximately 3.4% and 4.2% of the Bank’s total deposits at such dates, respectively. The Bank also processes ATM transactions for ACBCI affiliates at three ATM locations and performs lease administration services for the ACBCI pursuant to which the Bank earns fee income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-interest Income.” Although the Bank has previously made loans to affiliates of the ACBCI, it had no loans outstanding to the ACBCI or its affiliates as of December 31, 2006 and 2005. However, the Bank may make loans to the ACBCI and its affiliates in the future. See “Risk Factors—Dependence on a Single Customer.”

The Company’s main office and corporate headquarters are located at 1711 East Palm Canyon Drive, Palm Springs, California 92264. Its telephone number is (760) 325-4442 and internet address is www.canyonnational.com.

Competition

The banking business in California, and in the market areas which the Bank serves, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. The Bank’s primary market area is considered to be the communities that make up the Coachella Valley. These communities include Palm Springs, Palm Desert, Cathedral City, Desert Hot Springs, La Quinta, Rancho Mirage, Indio, Bermuda Dunes, Thousand Palms, Indian Wells, Coachella, and their surrounding environs. The Bank is currently one of three banks headquartered in its primary service area. According to the FDIC summary, the Coachella Valley branches of FDIC insured financial institutions have deposits of $6.0 billion and $5.9 billion as of June 30, 2006 and 2005, respectively. The Bank had 3.6% and 3.3% of the total Coachella Valley deposit base at June 30, 2006 and 2005, respectively. For communities in which the Bank has branches, namely Palm Springs and Palm Desert, the Bank has a 5.9% market share at both June 30, 2006 and 2005.

The Bank competes for loans and deposits with other commercial banks, including many which are much larger than the Bank, as well as with savings and loan associations, credit unions, and thrift and loan companies. Larger commercial banks offer certain services (such as trust and investment services and international banking) which the Bank does not offer directly (but some of which it offers indirectly through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than the Bank.(1) In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers.

To the extent that the Bank is affected by more general competitive trends in the industry, those trends are toward increased consolidation and competition. Strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions. The Financial Modernization Act, effective March 11, 2000, made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and is also expected to intensify competitive conditions. See “Regulation and Supervision—Financial Modernization Act” below.

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers

(1)	Legal lending limits to each customer are limited to a percentage of a bank’s total capital accounts, the exact percentage depending upon the nature of the loan transaction. Currently, loans by national banks to any one customer are generally limited to fifteen percent (15%) of capital and unimpaired surplus, plus an additional ten percent (10%) of capital and unimpaired surplus, if such additional loans are secured by readily marketable collateral meeting certain requirements.

automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, Internet, bill payment, ATMs, self-service branches and/or in-store branches. In addition to other banks, the sources of competition for such hi-tech products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

In order to compete effectively, the Bank provides quality, personalized service and fast, local decision making which its major bank competitors are generally unable to offer. In addition, the Bank competes by using to the fullest extent possible the flexibility which its independent status and its strong community ties permit. This includes an emphasis on specialized services, local promotional activity, and personal contacts by the Bank’s officers, directors and employees. The Bank has developed, and intends to continue to develop, programs which are specifically addressed to the needs of small businesses, professionals and consumers.

Employees

As of February 1, 2007, the Bank had 79 full-time employees and 14 part-time employees for a total of 89 full-time equivalent employees. Of these individuals, 32 were officers of the Bank holding titles of officer or higher.

REGULATION AND SUPERVISION

Both federal and state law extensively regulate bank holding companies. These regulations are intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders. The following discussion of statutes and regulations affecting banks is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

Regulation of Canyon Bancorp Generally

Canyon Bancorp is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Federal Reserve Board. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The holding company is prohibited, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company. However, the holding company may, subject to the prior approval of, or in certain instances notice to the Federal Reserve Board, engage in other permissible activities for bank holding companies which are generally deemed so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Canyon Bancorp and Canyon National Bank are deemed to be affiliates of each other within the meaning set forth in the Federal Reserve Act and are subject to Sections 23A and 23B of the Federal Reserve Act. This means, for example, that there are limitations on loans by the Bank to affiliates, and that all affiliate transactions must satisfy certain limitations and otherwise be on terms and conditions at least as favorable to the Bank as would be available for non-affiliates.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary banks.

The Federal Reserve Board also has the authority to regulate bank holding companies’ debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming our equity securities, unless certain conditions are met.

The securities of Canyon Bancorp are also subject to the requirements of the Securities Act and matters related thereto are regulated by the Securities and Exchange Commission. Certain issuances may also be subject to California’s corporate securities laws as administered by the California Commissioner of Corporations. Canyon Bancorp is subject to the public reporting requirements of the Securities Exchange Act of 1934, as amended, generally applicable to publicly held companies, under Section 15(d) of the Exchange Act. Companies which file a registration statement under the Securities Act are required under Section 15(d) of the Exchange Act for at least a period of 12-months after the effectiveness of such registration statement to file periodic quarterly and annual reports under the Securities Act. Canyon Bancorp’s predecessor, Canyon National Bank, filed a registration statement under the Securities Act with the Office of the Comptroller of the Currency in 1998, and its mandatory obligations to file reports under the Exchange Act ended in 1999; however, Canyon National Bank, and Canyon Bancorp, as its successor, has voluntarily elected to continue its reporting obligations under Section 15(d) since that time. If and when Canyon Bancorp has more than 500 shareholders of record, it will be required to register its securities with the Securities and Exchange Commission under Section 12(g) of the Exchange Act at which time its filing of periodic reports, as well as certain other reporting obligations, will become mandatory.

Regulation of Canyon National Bank Generally

As a national banking association, the Bank is subject to regulation, supervision and examination by the Comptroller of the Currency (“Comptroller”). It is also a member of the Federal Reserve System and, as such, is subject to applicable provisions of the Federal Reserve Act and the regulations promulgated thereunder by the Board of Governors of the Federal Reserve System. Furthermore, the deposits of the Bank are insured by the Federal Deposit Insurance Corporation to a maximum of $100,000 per depositor, and up to a maximum of $250,000 with respect to certain retirement accounts. For this protection, the Bank pays assessments to the FDIC and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters. The regulations of those agencies govern most aspects of the Bank’s business, including the Bank’s activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, the issuance of securities and numerous other areas. The Bank is also subject to requirements and restrictions of various consumer laws and regulations as well as applicable provisions of California law, insofar as they do not conflict with, or are not preempted by, federal banking laws. Supervision, legal action and examination of the Bank by the regulatory agencies are generally intended to protect depositors and are not intended for the protection of shareholders.

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

Canyon Bancorp and the Bank are subject to the regulations of the Federal Reserve Board and the Comptroller, respectively, governing capital adequacy. Each of these federal regulators has established both risk-based and leverage capital requirements which set total capital requirements and define capital in terms of “core capital elements,” or Tier 1 capital, and “supplemental capital elements,” or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain intangibles. The following items are defined as core capital elements: (i) common stockholders’ equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution’s risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

Canyon National Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2006 and 2005, the Bank’s Total Risk-Based Capital Ratio was 13.20% and 12.60%, respectively, and its Tier 1 Risk-Based Capital Ratio was 11.94% and 11.34%, respectively.

The risk-based capital standards also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of “non-traditional” activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution’s management of such risks in assessing an institution’s capital adequacy.

Additionally, the regulatory statements of policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating an institution’s adequacy. Interest rate risk is the exposure of a bank’s current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank’s role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank or bank holding company.

The OCC and Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’

circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006, the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notice of proposed rulemakings expire on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

Canyon Bancorp is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Banks and bank holding companies are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2006 and 2005, the Bank’s Leverage Capital Ratio was 9.34% and 8.38%, respectively.

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows the continued inclusion of trust-preferred securities in the Tier 1 capital of bank holding companies. However, under the final rule, after a five-year transition period, the aggregate amount of trust preferred securities and certain other capital elements that could qualify as Tier 1 capital would be limited to 25 percent of Tier 1 capital elements, net of goodwill. Canyon Bancorp does not currently have any trust-preferred securities.

Prompt Corrective Action Provisions

Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: “well capitalized” (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Capital Ratio of 5%); “adequately capitalized” (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Capital Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); “undercapitalized” (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Capital Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); “significantly undercapitalized” (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Capital Ratio less than 3%); and “critically undercapitalized” (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as “critically undercapitalized” unless its actual capital ratio warrants such treatment.

At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank “undercapitalized.” Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). “Significantly undercapitalized” banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against “institution-affiliated” parties.

Safety and Soundness Standards

The federal banking agencies have adopted final guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Canyon National Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. In November 2006, the FDIC adopted a new risk-based insurance assessment system, effective January 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums for 2007 that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system is expected to result in increased annual assessments on the deposits of Canyon National Bank of 5 to 7 basis points per $100 of domestic deposits. Significant increases in the insurance assessments will increase the Bank’s costs.

In addition, banks must pay an amount, which has fluctuated, but is currently 1.22 basis points, or cents per $100 of insured deposits for the first quarter of 2007, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. Recently enacted legislation potentially could affect the premium in the future.

Community Reinvestment Act

Canyon National Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank’s compliance with its CRA obligations, the regulators now utilize a performance-based evaluation system which bases CRA ratings on the bank’s actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the agencies assign a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received an “outstanding” rating in its most recent examination.

Other Consumer Protection Laws and Regulations

The banking regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more then 10% of the deposits held by insured depository institutions nationwide, or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank’s market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and Canyon Bancorp and the competitive environment in which they operate.

Financial Modernization Act

The Gramm-Leach-Bliley Act, which became effective on March 11, 2000, eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, enabling full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA (“Federal Deposit Insurance Corporation Insurance Act”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better. The Gramm-Leach-Bliley Act also imposes significant requirements on financial institutions with respect to the privacy of customer information, and modifies other existing laws, including those related to community reinvestment.

USA Patriot Act of 2001

The USA Patriot Act of 2001 was enacted in October 2001 in response to the terrorist attacks on September 11, 2001. The Patriot Act is intended to strengthen United States law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•

to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•

to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at a minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Canyon National Bank has adopted comprehensive policies and procedures, and has taken all necessary actions to ensure compliance with all financial transparency and anti-money laundering laws, including the Patriot Act.

Sarbanes-Oxley Act of 2002

As a public company, we are subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•

a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants;

•

a requirement that the company’s independent accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting (this requirement is currently proposed to become effective for companies like Canyon Bancorp which is not an accelerated SEC filer for a company’s fiscal year ending on or after December 15, 2008);

•

the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives, which could affect Canyon Bancorp, the Bank and the banking industry in general, are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject Canyon Bancorp and the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of Canyon Bancorp and the Bank would be affected thereby.

RISK FACTORS

You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-KSB. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to us or that the Company currently believes are immaterial also may impair our business. If any of the events described in the following risk factors occur, our business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Poor Economic Conditions in Our Market Areas May Cause Us to Suffer Higher Default Rates on Our Loans

A substantial majority of the Company’s assets and deposits are generated in the Coachella Valley in Southern California. As a result, poor economic conditions in the Coachella Valley may cause us to incur losses associated with higher default rates and decreased collateral values in the Company’s loan portfolio. Economic activity slowed significantly immediately following the September 11, 2001 terrorist attacks and was negatively impacted by high levels of unemployment. In addition, in the early 1990s, the entire state of California experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. The financial condition of the State of California in general, and in the Coachella Valley in particular, impacts the economic conditions under which the Company operates. If economic conditions deteriorate, the Company could incur losses that could have a material adverse effect on the Company.

Concentrations of Real Estate Loans Could Subject Us to Increased Risks in the Event of a Real Estate Recession or Natural Disaster

At December 31, 2006, 80% of the Company’s loans are real estate loans, most of which are secured by real property in Southern California. Conditions in the California real estate market would be expected to influence the Company’s level of non-performing assets. A real estate recession in Southern California, particularly in the Coachella Valley Region, could adversely affect our results of operations. Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, fires and flooding. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Company’s real estate secured loans and create slow downs in certain industries in which the Company lends. These events could adversely affect the Company. Furthermore, from 2003 through 2005, real estate prices in Southern California, including the Coachella Valley, rose precipitously. During 2005 and 2006 price appreciation slowed. Other indicators also suggested a softening of the real estate market continued throughout 2006, such as the inventory of unsold homes and the ratio of sales price to list price. Should real estate prices fall in Southern California, the security for many of our real estate secured loans could be reduced and we could incur significant losses if borrowers of real estate secured loans defaulted, and the value of our collateral may be insufficient to cover our losses.

We May Have Difficulty Managing Our Growth

The Company’s total assets have increased from $202.2 million at December 31, 2004, to $239.2 million at December 31, 2005, and $252.4 million at December 31, 2006.

The Company’s ability to manage its growth will depend primarily on its ability to:

•	monitor and manage expanded operations;

•	control costs;

•	maintain positive customer relations;

•	attract, assimilate and retain additional qualified personnel.

The Company’s failure to manage its growth effectively would adversely affect the Company.

The Company’s Earnings are Subject to Interest Rate Risk

Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both the Company’s ability to originate new loans and our ability to grow. Conversely, a decrease in interest rates could result in an acceleration of the prepayment of loans. In addition, changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. An increase in market interest rates also could adversely affect the ability of floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in non-performing assets and net charge-offs that could adversely affect the Company’s business.

We Operate in a Competitive Market Dominated by Banks and Other Financial Service Providers, Many of Which Have Lower Cost Structures and Offer More Services

In California generally, and in our primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital base, such institutions have substantially greater lending limits than we do, and perform certain functions for their customers, including trust services and international banking, which we are not equipped to offer directly (but some of which we offer indirectly through correspondent relationships). Many of these banks also operate with economies of scale that result in lower operating costs relative to revenue generated.

We also compete with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies, and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and we compete with providers of these services as well. Ultimately, competition can drive down our interest margins and reduce our profitability. It can also make it more difficult for us to continue to increase the size of our loan and deposit portfolios.

You May Have Difficulty Selling Your Shares in the Future if a More Active Trading Market for the Company’s Stock Does Not Develop

Although the Company’s common stock is quoted for trading on the OTC Bulletin Board, trading in our stock has not been extensive and cannot be characterized as amounting to an active trading market. You may have difficulty in selling your shares of common stock if a more active trading market does not develop in the future. The Company has no current plans to list its shares for quotation on NASDAQ or for trading on an exchange.

Loan Loss Allowance May Not Cover Actual Loans Losses

The Company maintains an allowance for loan losses at a level which Management believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond Management’s control, may cause actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the amount provided for, it will have a negative impact on our profitability. In addition, the Comptroller, as part of its supervisory functions, periodically reviews allowance for loan losses. Such agency may require us to increase the provision for loan losses or to recognize further loan losses, based on its judgments, which may be different from those of Management. Any increase in the allowance required by the Comptroller could also hurt our business.

Management attempts to limit the risk that borrowers will fail to repay loans by carefully underwriting the loans. Losses nevertheless occur. The Company’s accounting records incorporate allowances for estimated loan losses. This estimate is determined by Management in consideration of the following:

•	levels of and trends in delinquencies and impaired loans;

•	levels of and trends in charge-offs and recoveries;

•	trends in volumes and terms of loans;

•	effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices;

•	experience, ability and depth of lending management and other related staff;

•	national and local economic trends and conditions;

•	industry standards;

•	effects of changes in credit concentrations.

Loss of a Single Customer, Which is a Principal Shareholder, Could Adversely Affect Our Business

The ACBCI, a principal shareholder of the Company, and its affiliates, had deposits with the Company as of December 31, 2006 and 2005, representing approximately 3.4% and 4.2% of the Company’s total deposits at such dates, respectively. While the Company has no reason to believe that these deposits would be withdrawn or significantly diminished in the future, such an event in a short-time frame may negatively impact the Company’s liquidity and decrease its earnings. It is anticipated that securities available for sale, as well as the Company’s credit availability from a number of sources, would be sufficient to offset any such liquidity need, although there can be no assurance that this would be the case. See Part II—Item 6—“Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, the Company earned approximately $1,278,000 and $1,204,000 in lease administration fees for the years ended December 31,

2006 and 2005, respectively, with respect to administrative services performed by the Company for the ACBCI pursuant to an agreement which renews automatically on a year-to-year basis. Although the Company has no reason to believe that the ACBCI or its affiliate will terminate this agreement, if such agreement should be terminated, this would result in a significant loss of revenues for the Company. Further, the Company services ATMs on the premises of the ACBCI or its affiliates for which the Company earned net fees of approximately $251,000 and $208,000 for the years ended December 31, 2006 and 2005, respectively. Although the Company has no reason to believe that the ACBCI or its affiliates would terminate the ATM servicing arrangements it has with the Company, if such services were terminated, this would result in a significant loss of revenues for the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Interest Income.”

The Company Does Not Expect to Pay Cash Dividends in the Future

The Company currently believes the most effective use of its capital and earnings is to finance the Company’s growth and operations. For this reason, the Company currently intends to retain all or a vast majority of its earnings rather than distribute them to the shareholders in the form of dividends. However, while the Company has not paid a cash dividend to date, it will periodically assess the benefits of doing so. The Company’s ability to declare a dividend on its common stock will be influenced by, among other things, future earnings, operating and financial conditions, income tax impact, capital requirements and general business conditions, and receipt of regulatory approvals, if then required. See Part II—Item 5. “Market for Common Equity and Related Stockholder Matters—Dividends.”

Loss of Key Personnel Could Adversely Affect Our Business

The Company’s future success depends in large part upon the continuing contributions of its key management personnel. If the Company loses the services of one or more key personnel within a short period of time, it could be adversely affected. The Company’s future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Company’s inability to attract and retain additional key officers could adversely affect the Company. The Company can provide no assurance that the Company will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future. The Company has entered into an employment contract with its President and Chief Executive Officer which currently renews on a year-to-year basis. Additionally, the Company has entered into salary continuation agreements with each of the President, the Chief Financial Officer/Chief Operating Officer, Chief Credit Officer and other key officers of the Company to encourage retention of these executive officers as well as to provide an incentive to maximize job performance. The Company has also purchased key man insurance policies on the President and Chief Executive Officer and the Chief Financial Officer/Chief Operating Officer in which the Company would receive a death benefit in the event of the death of one of the above named executive officers.

Item 2. Description of Property

The Bank’s main office, located at 1711 East Palm Canyon Drive, Palm Springs, California 92264, currently houses the Bank’s main office and certain administrative functions. The Bank leases these premises pursuant to a lease which provides for an initial six-year term with two options to renew of six years each. The initial six-year term of the lease expired on June 30, 2004. In December 2003, the Bank exercised its first option to extend this lease for six years or until June 30, 2010.

In 2001, the Bank purchased a parcel of land in Palm Desert and subsequently subdivided it into two parcels. On one parcel, the Bank constructed an 8,000 square foot, free standing, full service banking facility. This new facility, completed June 2004, is located at 74-150 Country Club Drive, Palm Desert, California 92260, and is owned by the Bank. The lease on the former 900 square foot Palm Desert branch expired in 2004 and the facility was relocated to the new location. In addition to personnel servicing deposit needs for banking clients, certain loan and note personnel were also relocated to the new facility from the Palm Springs branch. The remaining parcel was sold in 2004.

On May 21, 2002, the Bank entered into a lease for 1,660 square feet of office space located at 1729 East Palm Canyon Drive, Suite 200, Palm Springs, California 92264. On July 1, 2003, this lease was amended to include an additional 340 square feet of adjoining office space. This office space is used for administrative services personnel including deposit operations, ATM operations, accounting, finance, information technology, and facilities personnel. This lease provides for an initial three-year term with two six-year renewal options with expiration dates concurrent with the main office lease.

On April 16, 2004, the Bank entered into a lease with the Agua Caliente Development Authority, an affiliate of the ACBCI, a principal shareholder of the Bank, for a new 3,840 square foot, full service branch office, located at 901 East Tahquitz Canyon Way, Palm Springs, California 92262. This lease provides for an initial five-year term with two five-year renewal options. The initial expiration date of this lease is July 31, 2009. The OCC approved the application for the new branch office on October 12, 2004. This branch commenced operations on January 24, 2005.

The Bank also leases 460 square feet of office space from the Agua Caliente Development Authority where the Bank’s Trust Enforcement Service Activities (“TESA”) personnel perform lease administration activities. This lease is for an initial five-year term with two five-year renewal options. The initial expiration date of the lease is October 2008. This office is located at 901 East Tahquitz Canyon Way, Palm Springs, CA 92262.

On August 3, 2005, the Bank entered into a lease for 2,948 square feet for a full service branch office in the Desert Business Park located at 77933 Las Montanas Road, Palm Desert, California 92211. This lease provides for an initial ten-year term with two five-year renewal options with expiration dates. The Bank opened this facility in March 2006.

Current rental payments under the aforementioned leases total $27,000 per month, including common area costs. Annual lease payments were $225,000 for the year ended December 31, 2006.

The Palm Springs main office building is a freestanding facility located in the Smoke Tree Village Shopping Center. This building has interior floor space of approximately 7,200 square feet, and contains a vault, teller windows, drive-through window, safe deposit boxes, night depository and two automated teller machines. The Country Club Drive branch, has interior floor space of approximately 8,000 square feet, and contains a vault, teller windows, drive-through window, safe deposit boxes, night depository and two automated teller machines. The East Tahquitz Canyon Way branch has interior floor space of approximately 3,840 square feet, and contains a vault, teller windows, safe deposit boxes, night depository and an automated teller machine. The Desert Business Park branch has an interior floor space of approximately 2,636 square feet and contains a vault, teller windows, drive-through window, safe deposit boxes, night depository and an automated teller machine. The two adjoining administrative services facilities have a combined interior floor space of approximately 2,000 square feet.

In the opinion of the Bank’s management, the Bank’s properties are adequately covered by insurance.

Item 3. Legal Proceedings

From time to time, the Bank is a party to claims and legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Bank as to the current status of these claims or proceedings to which the Bank is a party, Management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Bank.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

To date, there has been only a very limited over-the-counter market for the Company’s Common Stock, and although the Company’s Common Stock is not subject to any specific restrictions on transfer (with the exception of stock held by affiliates of the Company), and a more active trading market for the Common Stock may develop, there can be no assurance that an active trading market will develop in the future, or if developed, that it will be maintained. The Company’s Common Stock is quoted for trading on the OTC Bulletin Board under the symbol "CYBA." Management is aware of the following securities dealers listed below which make a market in the Company’s Common Stock:

•	Hill, Thompson Magid & Co., Inc., Jersey City, NJ

•	Howe Barnes Hoefer & Arnett, Inc., Chicago, IL

•	Monroe Securities, Inc., Chicago, IL

•	Knight Equity Markets, L.P., Jersey City, NJ

•	Pershing LLC, Jersey City, NY

•	Sandler O’Neill & Partners, L.P., New York, NY

•	UBS Securities LLC (UBSS), New York, NY

•	Wedbush Morgan Securities Inc., Los Angeles, CA

The information in the following table indicates the high and low closing prices and approximate volume of trading for the Common Stock for each quarterly period since January 1, 2005, and is based upon information provided by Commodity Systems, Inc.

Quotations for the Company’s Common Stock(1)(2)

Calendar Quarter Ended	High(1)	Low(1)	Approximate Trading Volume(1)
March 31, 2005	$28.08	$25.27	56,427
June 30, 2005	$25.83	$22.22	48,308
September 30, 2005	$24.52	$22.76	111,683
December 31, 2005	$25.01	$21.77	105,320
March 31, 2006	$28.57	$24.29	45,360
June 30, 2006	$30.00	$24.76	28,035
September 30, 2006	$25.95	$23.10	40,386
December 31, 2006	$30.00	$23.86	75,180

(1)	The historical stock price and approximate trading volume has been adjusted to reflect the 5% stock dividends payable to shareholders of record as of May 6, 2005, December 7, 2005, and December 8, 2006.
(2)	Quotations after June 30, 2006 are for the Company’s stock. Quotations for June 30, 2006 and before are for the Bank’s stock.

On March 9, 2007, the “bid” and “asked” quotations for the Common Stock were $26.50 and $26.75, respectively. There were approximately 302 shareholders of record of the Common Stock on March 9, 2007.

Stock Repurchases

The Company has not made any repurchase of its Common Stock since inception of the Bank or the Company.

Dividends and Stock Split

As a bank holding company that currently has no significant assets other than its equity interest in the Bank, the Company’s ability to declare dividends depends primarily upon dividends it receives from the Bank. The dividend practice of the Bank, like the Company’s dividend practice, will depend upon its earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank’s Board of Directors at the time.

The Bank’s ability to pay cash dividends to the Company is also subject to certain legal limitations. No national bank may, pursuant to 12 U.S.C. Section 56, pay dividends from its capital; all dividends must be paid out of net profits then on hand, after deducting for expenses including losses and bad debts. The payment of dividends out of net profits of a national bank is further limited by 12 U.S.C. Section 60(a) which prohibits a bank from declaring a dividend on its shares of common stock until the surplus fund equals the amount of capital stock, or if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank’s net profits of the preceding half-year in the case of quarterly or semiannual dividends, or the preceding two consecutive half-year periods are transferred to the surplus fund before each dividend is declared.

Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller of the Currency shall be required if the total of all dividends declared by the Bank in any calendar year shall exceed the total of its net profits for that year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock. The Comptroller has adopted guidelines, which set forth factors which are to be considered by a national bank in determining the payment of dividends. A national bank, in assessing the payment of dividends, is to evaluate the bank’s capital position, its maintenance of an adequate allowance for loan and lease losses, and the need to review or develop a comprehensive capital plan, complete with financial projections, budgets and dividend guidelines. Therefore, the payment of dividends by the Bank is also governed by the Bank’s ability to maintain minimum required capital levels and an adequate allowance for loan and lease losses. Additionally, pursuant to 12 U.S.C. Section 1818(b), the Comptroller may prohibit the payment of any dividend which would constitute an unsafe and unsound banking practice.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense of the two preceding fiscal years was less than the average of its interest expense of the two preceding fiscal years, at least equal to 125% of its current liabilities.

Shareholders are entitled to receive dividends only when and if declared by the Company’s Board of Directors. The Company presently intends to follow a policy of retaining earnings, if any, for the purpose of increasing the net worth and reserves of the Company. Accordingly, it is anticipated that no cash dividends will be declared in the foreseeable future, and no assurance can be given that the Company’s earnings will permit the payment of dividends of any kind in the future. The future dividend policy of the Company will be subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, financial condition, liquidity, and general business conditions.

The following table sets forth the Company’s past stock dividends and splits since inception of the Bank and the Company.

(dollars in thousands)
Rate	Declaration Date(1)	Record Date(1)	Payment Date(1)	Cash paid in lieu of issuing fraction shares
5%	03/19/02	04/05/02	04/16/02	$1
5%	03/18/03	03/31/03	04/14/03	3
5%	11/18/03	12/05/03	12/19/03	5
2 for 1 split	03/30/04	04/26/04	05/12/04	—
5%	04/19/05	05/06/05	05/24/05	6
5%	11/22/05	12/07/05	12/22/05	4
5%	11/28/06	12/08/06	12/22/06	6

(1)	Stock dividends dated after 06/30/06 are for the Company and the Bank. Stock dividends and splits for dates prior to 06/30/06 are for the Bank.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006, with respect to options outstanding and available under the Company’s 1998 and 2000 Stock Option Plans, which are the Company’s only equity compensation plan other than employee benefit plans meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	197,733	$8.71	57,270

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including the Company’s expectations, intentions, beliefs or strategies regarding the future. All forward looking statements concerning economic conditions, rates of growth, development plans, rates of income or values as may be included in this report are based on information available to the Company on the date of this report, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company’s actual results may differ materially from those in such forward looking statements due to, among other things, fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business area in which the Company conducts its operations.

This discussion presents Management’s analysis of the results of operations and financial condition of the Company for the years ended December 31, 2006 and 2005. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere herein.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note#1 of the Financial Statements. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries. The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Securities Available for Sale

The fair value of most securities available for sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Deferred Tax Assets

The Company generally uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced. The Company’s deferred tax assets are described further in Note#9 of the Financial Statements.

Selected Financial Data

The following table presents selected historical financial information, including per share data. The selected historical financial data as of and for each of the years ended December 31, 2006 and 2005, are derived from the Company’s audited financial statements and should be read in conjunction with the financial statements of the Company and the notes thereto which appear elsewhere in this Annual Report and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data, as of and for the year ended December 31, 2004, is derived from the Company’s audited financial statements which are not included in this Annual Report.

Selected Financial Data

(dollars in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2006	2005	2004
Summary Statement of Operations Data:
Interest income	$19,132	$14,566	$10,791
Interest expense	4,146	2,007	1,075
Net interest income before provision for loan losses	14,986	12,559	9,716
Provision for loan losses	525	710	691
Non-interest income	3,027	2,762	2,646
Non-interest expense	10,300	8,418	6,894
Earnings before income taxes	7,188	6,193	4,777
Net income	4,257	3,654	2,829
Summary Balance Sheet:
Loans receivable, net	202,881	171,833	146,707
Allowance for loan losses	3,422	2,939	2,508
Investment securities	14,250	24,702	30,772
Total assets	252,368	239,240	202,157
Total deposits	226,430	218,526	185,769
Total stockholders’ equity	24,423	19,451	15,468
Per Share Data:
Earnings Per Share
Basic	$1.86	$1.63	$1.30
Diluted	1.77	1.52	1.20
Book value at period end	10.54	8.57	7.67
Selected Financial Ratios:
Return on average equity(1)	19.43%	20.97%	20.68%
Dividend payout ratio	n/a	n/a	n/a
Return on average assets(2)	1.70%	1.62%	1.44%
Net interest margin(3)	6.53%	6.16%	5.49%
Average equity to average assets	8.74%	7.76%	6.97%
Net loans to total deposits at period end	89.6%	78.6%	79.0%
Asset Quality Ratios:
Nonperforming loans to total loans at period end	0.88%	0.20%	n/a
Net charge-offs (recoveries) to average total loans	0.02%	0.16%	0.05%
Allowance for loan losses to total loans at period end	1.65%	1.67%	1.67%
Allowance for loan losses to nonperforming loans	190.7%	842.1%	n/a

(1)	Net income divided by average stockholders’ equity.
(2)	Net income divided by average total assets.
(3)	Net interest income divided by average interest-earning assets.

Overview

Canyon Bancorp (the “Company”) is a bank holding company with a single banking subsidiary, Canyon National Bank (the “Bank”). The Company incorporated on January 18, 2006. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization, dated February 14, 2006, between the Company and the Bank. The Bank is a nationally chartered banking association which was organized under the laws of the United States on March 6, 1998. The Bank commenced operations on July 10, 1998 upon the granting to it of a national bank charter by the Comptroller. In October 2000, the Bank opened its first branch office in Palm Desert, California, and in January 2005, the Bank opened a second branch office in Palm Springs. In March 2006, the Bank opened its third branch office in Palm Desert.

During the year ended December 31, 2006, the Company experienced modest balance sheet growth. Total assets increased to $252.4 million at December 31, 2006 from $239.2 million at December 31, 2005, for an increase of 5.5%. Total loans, net of unearned income and allowance for loan losses increased to $202.9 million at December 31, 2006 from $171.8 million at December 31, 2005, for an increase of 18.1%. Total deposits increased to $226.4 million as of December 31, 2006 from $218.5 million at December 31, 2005, for an increase of 3.6%. For 2006, net income was $4.3 million compared to $3.7 million for the year ended December 31, 2005. Diluted earnings per share were $1.77 and $1.52 for the years ended December 31, 2006 and 2005, respectively. The return on average assets was 1.70% and 1.62% for the years ended December 31, 2006 and 2005, respectively, and the return on average equity for the same period was 19.43% and 20.97%, respectively.

One of the Company’s primary sources of revenue is net interest income, which is the difference between interest derived from earning assets and interest paid on liabilities obtained to fund those assets. The Company’s net interest income is affected by changes in the volume of interest-earning assets and interest-bearing liabilities. It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities. The Company also generates non-interest income, including transaction fees, ATM fees, loan related fees, and lease administration fees. The Company’s non-interest expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses and other operating expenses. Net income is affected by the provision for loan losses. Net income may also be affected by other factors, including general economic and competitive conditions, mergers and acquisitions of other financial institutions within the Company’s market area, changes in interest rates, government policies and actions of regulatory agencies.

Results of Operations

Net Interest Income and Net Interest Margin

The Company’s earnings depend largely upon the difference between the income received from its loan portfolio and other interest-earning assets and the interest paid on deposits. The difference is “net interest income.” The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The Company’s net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The Company’s net interest income is also affected by changes in the yields earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on the Company’s loans are affected principally by the demand for such loans, the supply of money available for lending purposes and other factors. Those factors are, in turn, affected by general economic conditions and other factors beyond the Company’s control, such as federal economic policies, the general supply of money in the economy, legislative tax policies, the governmental budgetary matters, and the actions of the FRB.

For the year ended December 31, 2006, the Company’s net interest income was $15.0 million compared to $12.6 million for the year ended December 31, 2005. The increase in net interest income from 2005 to 2006 was primarily the result of the larger loan portfolio outstanding during 2006 combined with higher interest rates earned on loans and offset by higher interest costs on savings accounts and certificates of deposit. From 2005 to 2006, net interest income increased by $2.4 million of which $1.7 million was attributable primarily to an increase in interest earning assets and interest bearing liabilities portfolios.

Average net loans were $185.4 million for the year ended December 31, 2006 on which a 9.31% yield was earned compared to average net loans of $158.2 million for the year ended December 31, 2005 on which an 8.28% yield was earned. Average interest-bearing deposits were $136.6 million for the year ended December 31, 2006, resulting in an interest cost of 3.03%. Average interest-bearing deposits were $122.5 million for the year ended December 31, 2005, resulting in an interest cost of 1.64%.

Prime rate and short-term U. S. Treasury rates roses significantly throughout 2005 and the first six months of 2006. At December 31, 2006, 90% of the Company’s loan principal balance outstanding has terms which provide for their interest rates to adjust during the term of the loan. Approximately 88% of the outstanding principal balance of adjustable rate loans is indexed to the Prime Rate. Further, approximately 44% of the interest rates on adjustable rate loans reprice as the rate index changes and another 50% reprice at least annually. Therefore, as interest rates increased throughout 2005 and 2006, the yield on loans has increased accordingly.

The table on the following page shows the Company’s average balances of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Year Ended December 31, 2006			Year Ended December 31, 2005
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Earning assets:
Net loans(1)	$185,367	$17,251	9.31%	$158,176	$13,092	8.28%
U. S. Treasury bonds	7,162	276	3.85%	11,402	323	2.83%
Securities of U.S. government agencies	7,974	242	3.03%	9,030	251	2.78%
Other securities	12,008	530	4.41%	11,968	467	3.90%
Federal funds sold	16,870	833	4.94%	13,365	433	3.24%

Total interest-earning assets	229,381	19,132	8.34%	203,941	14,566	7.14%
Non-interest earning assets:
Cash and due from banks	13,685			14,386
Premises and equipment, net	4,605			4,462
Other assets	3,020			2,393

Total non-interest earning assets	21,310			21,241

Total assets	$250,691			$225,182

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$4,423	$44	0.99%	$4,731	$31	0.66%
NOW deposits	8,755	51	0.58%	8,643	22	0.25%
Savings deposits	74,689	2,091	2.80%	84,397	1,315	1.56%
Time certificates of deposit in denominations of $100,000 or more	38,268	1,532	4.00%	17,645	462	2.62%
Other time deposits	10,475	428	4.09%	7,115	177	2.49%
Other borrowed funds	2	0	8.33%	—	—	0.00%

Total interest bearing liabilities	136,612	4,146	3.03%	122,531	2,007	1.64%
Non-interest bearing liabilities
Demand deposits	90,452			83,843
Other liabilities	1,719			1,335

Total non-interest bearing liabilities	92,171			85,178
Stockholders’ equity	21,908			17,473

Total liabilities and shareholders’ equity	$250,691			$225,182

Net interest income		$14,986			$12,559
Net interest spread(2)			5.31%			5.51%
Net interest margin(3)			6.53%			6.16%
Net ratio of average interest bearing assets to average interest bearing liabilities			167.9%			166.4%

(1)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.

Rate/Volume Analysis of Net Interest Income

The table set forth below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between: (i) the increase or decrease related to changes in balances, and (ii) changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by the old rate), and (ii) changes in rate (i.e., changes in rate multiplied by old volume).

Year Ended December 31, 2006 over 2005

Due to Changes in:

(dollars in thousands)

	Volume(1)	Rate(1)	Total
Interest income:
Net loans(2)	$2,412	$1,747	$4,159
U. S. Treasury bonds	(142)	96	(46)
Securities of U.S. government agencies	(31)	22	(9)
Other securities	2	60	62
Federal funds sold	134	266	400

Change in interest income	2,375	2,191	4,566

Interest expense:
NOW deposits	—	30	30
Money market deposits	(2)	15	13
Savings deposits	(167)	942	775
Time certificates of deposit in denominations of $100,000 or more	737	334	1,071
Other time deposits	106	144	250

Change in interest expense	674	1,465	2,139

Change in net interest income	$1,701	$726	$2,427

(1)	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Year Ended December 31, 2005 over 2004

Due to Changes in:

(dollars in thousands)

	Volume(1)	Rate(1)	Total
Interest income:
Net loans(2)	$2,190	$1,155	$3,345
U. S. Treasury bonds	263	13	276
Securities of U.S. government agencies	(17)	(53)	(70)
Other securities	148	4	152
Federal funds sold	(244)	316	72

Change in interest income	2,340	1,435	3,775

Interest expense:
NOW deposits	—	6	6
Money market deposits	(1)	11	10
Savings deposits	9	616	625
Time certificates of deposit in denominations of $100,000 or more	139	106	245
Other time deposits	17	29	46

Change in interest expense	164	768	932

Change in net interest income	$2,176	$667	$2,843

(1)	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Provision for Loan Losses

For the year ended December 31, 2006, the provision for loan losses was $525,000 and for the year ended December 31, 2005 the provision for loan losses was $710,000. The decrease in the provision for loan losses from 2005 to 2006 is attributed to an increase in the economic qualitative measurement factor employed in estimating future loan losses offset by an increase in the factor utilized in estimating future losses.

Provisions to the allowance for loan losses are made monthly, in anticipation of loan losses inherent in the loan portfolio. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the allowance for loan losses. Allowance factors are based on types of loans and the internal risk classification assigned to loan principal balances that are not adversely classified. For adversely classified loan balances, the calculated allowance amount is determined by specifically reviewing each adversely classified loan. Additionally, an economic adjustment factor is employed to increase the calculated allowance amount in difficult economic times and reduce the calculated allowance amount in good economic times. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses is increased through the provision for loan losses. See “Financial Condition—Allowance for Loan Losses,” below.

Non-Interest Income

The following table sets forth the various components of the Company’s non-interest income for the years ended December 31, 2006 and 2005.

Non-Interest Income

(dollars in thousands)

	For the Year Ended December 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
Service charges and fees on deposit accounts	$591	20%	$508	18%
Loan related fees	541	18%	472	17%
Lease administration fees	1,278	42%	1,204	44%
ATM processing fees	622	21%	583	21%
Loss on sale of fixed assets	(5)	0%	(5)	0%

Total	$3,027	100%	$2,762	100%

In October 2002, the Company assumed the operations of the former Office of Trust Enforcement Services Activities (“TESA”) of the ACBCI, which is a principal shareholder and affiliate of the Company. Services performed by TESA are pursuant to a year-to-year contract with the ACBCI and include: (i) real property documenting services with respect to transfers of real property held by individual members of the ACBCI (“Allocated Reservation Land”), and (ii) rental collection services with respect to accounting for lease payments on behalf of landlords with respect to certain Allocated Reservation Land. The lease administration fees collected were $1,278,000 and represent 42% of non-interest income for the year ended December 31, 2006 compared to $1,204,000 and represents 44% of non-interest income for the year ended December 31, 2005. In conjunction with the assumption of TESA, the Company acquired six employees. Although the Company anticipates that its contract with the ACBCI will continue to be renewed and that lease processing fees will continue to be a significant source of non-interest income for the Company, there can be no assurance that this will be the case.

Twenty-one percent (21%) of non-interest income for the year ended December 31, 2006 and 2005 was derived from: (i) fees less related costs of providing the Company’s automated teller machine (“ATM”) network and support services to affiliated and nonaffiliated third parties, (ii) usage fees related to the Company’s onsite and offsite ATM’s, and (iii) fees related to the Company’s debit card activity. Net fees related to ATM’s serviced for affiliates represent 8.3% and 7.5% of total non-interest income for the years ending December 31, 2006 and 2005, respectively. ATMs serviced for others are generally located at Native American gaming venues. In addition, the Company has three ATMs which it operates for itself that are not located at a banking location. All banking locations have ATMs to service both Bank customers and non-bank customer needs.

Loan related fees are made up of two primary revenue drivers: fees earned on servicing government guaranteed loans and mortgage banking fees. Fees earned on servicing government guaranteed loans are directly related to the principal balance of such loans serviced. In late 2004, the Company initiated a program to broker loans under the Indian Home Loan Guarantee Program (“Section 184”). Fees generated under these programs are included in loan related fees. During 2006, $311,000, or approximately 58% of total loan related fees, was generated by Section 184 related fees. During 2005, $91,000 in Section 184 fees, or approximately 19% of total loan related fees, was collected. In 2006, mortgage banking fees totaled $165,000 and represented 30% of loan related fees. In 2005, mortgage banking fees totaled $409,000 and represented 87% of loan related fees.

Twenty percent (20%) of non-interest income for the year ended December 31, 2006, and 18% of non-interest income for the year ended December 31, 2005 were derived from fees and charges related to deposit accounts and the associated deposit related services. Fee revenues generated from deposit accounts are made up of two general categories: (i) periodic service fees, such as monthly account maintenance fees, and (ii) fees that relate to transaction volumes, such as the processing insufficient fund activity, stop payment order fees, wire transfer fees, and merchant credit card processing fees. Service charge income on deposit accounts increased as transaction volume and number of accounts grew and to the extent service fees are not waived.

Non-Interest Expense

The following table sets forth non-interest expense for the years ended December 31, 2006 and 2005.

Non-Interest Expense

(dollars in thousands)

	For the Year Ended December 31,
	2006		2005
	Amount	Percent of Total	Amount	Percent of Total
Personnel and benefits	$5,418	53%	$4,425	53%
Occupancy and equipment	1,456	14%	1,234	15%
Professional fees	339	3%	290	3%
Regulatory assessments	103	1%	95	1%
Data processing	530	5%	445	5%
Advertising and marketing	431	4%	369	4%
Loan products and services	176	2%	157	2%
Deposit products and services	338	3%	232	3%
Insurance	103	1%	86	1%
Shareholders and directors	480	5%	330	4%
Printing and supplies	207	2%	165	2%
Telephone	58	1%	47	1%
Other	661	6%	543	6%

Total	$10,300	100%	$8,418	100%

In the year ended December 31, 2006, the Company incurred $10.3 million in non-interest expenses, which were composed primarily of personnel related costs (53%), occupancy and equipment costs (14%) and data processing costs (5%).

In the year ended December 31, 2005, the Company incurred $8.4 million in non-interest expenses, which were composed primarily of personnel related costs (53%), occupancy and equipment costs (15%) and data processing costs (5%).

While the composition of non-interest expense categories remained approximately the same from 2005 to 2006, these costs increased by $1,882,000 or 22.4%, from year to year. The ratio of non-interest expense to average assets for the years ended December 31, 2006 and 2005 was 4.11% and 3.74%, respectively.

The primary reasons for increases in general and administrative costs relate to servicing the larger loan and deposit portfolios and costs associated with new products and services. Specifically, increases in non-interest expenses can be attributed to:

(1)

Personnel additions were made to: a) support expanded products for Internet banking, Internet bill payment, and ACH products, b) increase the number of loan officers, c) increase the note operations staffing, d) staffing additions related to the new Desert Business Park branch facility which opened in

March 2006 and the new Tahquitz branch facility which opened in January 2005, and e) additional staffing for regulatory compliance and information technology. Incentive compensation, recruiting costs as well as merit increases and rising costs of employee benefits, such as healthcare, also contributed to increased employee costs.

(2)	New facility costs for the new Palm Desert—Desert Business Park branch, which opened in March 2006.

(3)	Higher equipment and maintenance costs were associated with providing computer hardware and software for personnel additions, and enhancing information system, security and monitoring capabilities.

(4)	Higher professional services costs for consulting, legal and accounting services due to the growth of the Company and costs associated with the holding company reorganization which was completed June 30, 2006.

(5)	Higher loan and deposit product costs and marketing costs to promote the Company and its products and services.

Provision for Income Taxes

For the year ended December 31, 2006, the Company’s pre-tax income was $7.2 million and its income tax expense was $2.9 million. For the year ended December 31, 2005, the Company’s pre-tax income was $6.2 million and its income tax expense was $2.5 million. The effective income tax rate for the year ended December 31, 2006 and 2005 is 40.8% and 41.0%, respectively.

The income tax rate used in determining the Company’s 2006 and 2005 income tax expense is 34% for federal income tax purposes and 7.2% for state income taxes, net of federal tax benefit. As reflected in Note#9 to the Financial Statements, income taxes are the sum of two components, namely, current and deferred income taxes. Generally, current taxes are the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause “temporary differences.”

FINANCIAL CONDITION

Loan Portfolio

Net loans receivable outstanding as of December 31, 2006 and 2005 were $202.9 million and $171.8 million, respectively, increasing $31.1 million, or 18.1%, in 2006. Net loans comprised 80.4% and 71.8% of total assets at December 31, 2006 and 2005, respectively.

Real estate loans comprised the largest portion of the total loan portfolio, and were $165.1 million at December 31, 2006 and $135.7 million at December 31, 2005, representing 79.7% and 77.2%, respectively, of total loans. Real estate loans are extended to finance the construction, purchase, improvement and/or refinance of commercial and residential real estate. The properties may be either owner occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Company’s internal loan policy. These guidelines include, among other things, review of appraisal values, limitation on loan to value ratio, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in the Coachella Valley. Management anticipates that this category of lending, particularly construction and commercial real estate lending, will continue to make up a majority of the Company’s loan portfolio in the future. The Company has pledged certain loans to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) as collateral to for borrowings.

The following table sets forth the amount of total loans outstanding as of December 31, 2006 for real estate loans by subcategory and occupancy type:

	As of 12/31/2006
	(Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$4,648	$37,891	$42,539
Multifamily	—	563	563
Commercial	4,221	1,494	5,715
Land Improvements	—	1,488	1,488
Other
1 to 4 Family Residential	14,227	3,210	17,437
Home Equity Lines of Credit	825	4,721	5,546
Multifamily	—	3,548	3,548
Commercial	46,572	31,223	77,795
Land	—	10,499	10,499

Total Real Estate Loans	$70,493	$94,637	$165,130

In December 2006, the OCC, Board of Governors of the Federal Reserve System; and FDIC (the “Agencies”) issued final joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “Guidance”). This Guidance was developed to reinforce sound risk management practices for institutions with high and increasing concentrations of commercial real estate loans on their balance sheets. This Guidance applies to national banks and state chartered banks.

For purposes of this Guidance, commercial real estate (CRE) loans are exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property) or the proceeds of the sale, refinancing, or permanent financing of the property.

Banks with CRE concentrations should have in place risk management practices consistent with this Guidance to mitigate the increased risks associated with such concentrations. The Guidance sets forth the following criteria to determine whether a concentration in CRE lending warrants the use of heightened risk management practices: (i) Total loans for construction, land development, and other land represent one hundred percent (100%) or more of the Bank’s total capital; or (ii) total loan secured by multifamily proprieties, nonresidential properties, construction, land development, and other land represents three hundred percent (300%) or more of the Bank’s total capital.

Banks exceeding the threshold would be deemed to have a concentration in CRE loans and should have heightened risk management practices appropriate to the degree of CRE concentration risk of these loans in their portfolios and consistent with the Guidance set forth. The Agencies have excluded loans secured by owner-occupied properties from the CRE definition because their risk profiles are less influenced by the condition of the general CRE market.

At December 31, 2006, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 188% of total capital. However, the Company’s ratio of total CRE loans to total capital was 268% at December 31, 2006 and therefore did not exceed the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

a)	has secured U. S. Federal Government guarantees on certain loans to mitigate potential losses, and

b)	has instituted an extensive funds control process to disburse construction loan proceeds, and

c)	has capital levels in excess of the well-capitalized amounts required by federal banking authorities to support possible future losses, and

d)	has experienced no significant historical CRE loan charge-offs over the past eight years, and

e)	has modified its minimum underwriting standards in response to slower growth of real estate values and a general slowing in the local and national economies, and,

f)	has instituted a reporting process to the Board of Directors to monitor concentrations.

Commercial loans were $36.2 million at December 31, 2006, representing 17.5% of gross loans and $35.6 million at December 31, 2005, representing 20.3% of gross loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital.

Consumer loans, consisting primarily of installment loans, were $5.8 million and $4.5 million at December 31, 2006 and 2005, respectively. Consumer loans represented 2.8% and 2.5% of the gross loan portfolio at December 31, 2006 and 2005, respectively.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

Distribution of Loans

(dollars in thousands)

	Amount Outstanding as of December 31,
	2006	2005	2004	2003	2002
Real Estate:
Construction	$50,305	$34,947	$31,782	$23,406	$14,093
Other	114,825	100,731	84,626	66,827	48,845
Commercial	36,217	35,584	29,656	24,060	20,768
Consumer	5,793	4,457	3,921	3,616	3,444

Gross Loans	$207,140	$175,719	$149,985	$117,909	$87,150

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

Percentage Composition of Loan Portfolio

(dollars in thousands)

	Amount Outstanding as of December 31,
	2006	2005	2004	2003	2002
Real Estate:
Construction	24.3%	19.9%	21.2%	19.8%	16.2%
Other	55.4%	57.3%	56.4%	56.7%	56.0%
Commercial	17.5%	20.3%	19.8%	20.4%	23.8%
Consumer	2.8%	2.5%	2.6%	3.1%	4.0%

Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Loan balances with an outstanding principal balance of $17.7 million at December 31, 2006 include terms under which the U.S. Department of the Interior—Bureau of Indian Affairs (the “BIA”) guarantees a substantial portion of the credit. Loan principal balances guaranteed by the BIA at December 31, 2006 total $16.0 million. Generally, these loans are made to Native American tribes, their economic development authority or similar agency, Native American businesses or to Native American individuals. At year-end 2006, the Company estimates it has $26.0 million in loan balances outstanding to Native American tribes, agencies, businesses and individuals, which represent 12.6% of gross loans.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers which is not represented in any form within the balance sheets of the Company. At December 31, 2006 and 2005, the Company had $60.4 million and $66.3 million, respectively, of off-balance sheet commitments to fund certain loans. These unfunded commitments are predominately undisbursed construction loan funds. To a lesser extent, unused lines of credit and contingent obligations under standby letters of credit comprise the remaining amount of off-balance sheet commitments. These commitments represent a credit risk to the Company.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note#15 to the Financial Statements located elsewhere herein.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2006. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates. Balances of fixed rate loans are displayed in the column representative of the loans’ stated maturity date. Balances for variable rate loans are displayed in the column representative of the loans’ next interest rate change.

Loan Maturities and Repricing Schedule

(dollars in thousands)

	At December 31, 2006
	Within One Year	After One But Within Five Years	After Five Years	Total
Real Estate:
Construction	$50,025	$280	$—	$50,305
Other	58,065	47,156	9,604	114,825
Commercial	32,769	3,453	521	36,743
Consumer	1,304	3,714	249	5,267

Total	$142,163	$54,603	$10,374	$207,140

Loans with variable (floating) interest rates	$136,765	45,423	$3,284	$185,472
Loans with predetermined (fixed) interest rates	5,398	9,180	7,090	21,668

Total	$142,163	$54,603	$10,374	$207,140

Non-Performing Assets

Non-performing assets are comprised of loans on non-accrual status, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and other real estate owned (“OREO”). Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Company believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may provide an allowance for uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are continuously pursued.

The following table shows non-performing assets as of the dates indicated. Non-performing assets include loans on nonaccrual status and adversely classified loans.

Non-Performing Assets

(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Other Real Estate Owned	$—	$—	$—	$—	$—
Nonaccrual Loans	1,794	349	—	317	884
Loans 90 days or more past due & still accruing	—	—	—	—	—

Total Nonperforming Assets	$1,794	$349	$—	$317	$884
Adversely Classified Loans:
Substandard
Real Estate	2,074	1,824	56	359	1,254
Commercial	125	148	463	228	—
Consumer	—	133	—	81	50

Total Substandard	2,199	2,105	519	668	1,304

Doubtful
Real Estate	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total Doubtful	—	—	—	—	—

Total Adversely Classified Loans	$2,199	$2,105	$519	$668	$1,304
Ratio of adversely classified loans to total loans at period end	1.1%	1.2%	0.3%	0.6%	1.5%
Ratio of allowance for loan losses to non-performing loans	190.7%	842.1%	n/a	595.3%	113.4%

At December 31, 2006, the Company had $1,794,000 of nonaccrual loans and adversely classified loans increased to $2,199,000, or 1.1% of total loans, from $2,105,000, or 1.2% of total loans, at December 31, 2005. At December 31, 2006 and 2005, the Company had no real estate as the result of foreclosure actions.

Loans adversely classified as substandard are assets which are inadequately protected by the net worth and paying capacity of the borrower or collateral, if any. Generally, these loans have demonstrated a well defined weakness which could result in the Company sustaining some loss, if the deficiency is not corrected. The Company’s single largest substandard credit (which represents 67% of all substandard assets) is secured by one single family residential dwelling as collateral which in Management’s opinion, is sufficient to repay the debt without a significant loss. The borrower’s payments are past due by sixty days at December 31, 2006 and the borrower has the property listed for sale. The Company has no assets classified as Doubtful or Loss at year-end 2006 or 2005. Regarding real estate located within the Coachella Valley during 2006, property appreciation slowed from the prior year, the number of homes sold declined from the prior year, the average number of days needed to sell a home increased from the prior year, and the median price of a home declined slightly. Primary factors contributing to nonaccrual and adversely classified loans include: (i) business slow downs or a reduction in the demand for a product or services, (ii) increased competition for a business’s products and services, (iii) a reduction in the appreciation of real estate values as well as a reduction in activity of businesses associated with the sale and transfer of real estate, (iv) slow down in the construction industry which impacts the sales of new homes/businesses and the related construction trades and businesses employed in the building industry, and (v) material or unforeseen life events of the owners, management or major customers of a business.

As a result, of the aforementioned factors, the Company’s level of nonperforming assets grew in 2006. In the future, Management anticipates a certain level of problem assets and adversely classified loans as they are an inherent part of the lending process. The Company’s allowance for loan losses at December 31, 2006 and 2005 was $3,422,000 and $2,939,000, respectively. Additionally, at December 31, 2006 and 2005, the Company had an $185,000 allowance for unfunded commitments.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level the Company considers adequate to cover the inherent risk of loss associated with its loan portfolio under prevailing economic conditions. In determining the adequacy of the allowance for loan losses, Management takes into consideration growth trends in the portfolio, examination by financial institution supervisory authorities, prior loan loss experience of the Company’s Management, concentrations of credit risk, delinquency trends, general economic conditions, the interest rate environment, and internal and external credit reviews.

The Company assesses the adequacy of the allowance on a monthly basis. This assessment is comprised of: (i) reviewing the adversely classified, delinquent or otherwise questionable loans; (ii) generating an estimate of the loss potential in each such loan; (iii) adding a risk factor for industry, economic or other external factors; and (iv) evaluating the present status and trends of loans.

To determine the adequacy of the allowance for loan losses, Management uses a two-dimensional model that segregates loans into categories with a similar risk profile. Major loan categories include speculative construction and land loans, owner-occupied residential construction loans, residential and commercial real estate loans, commercial loans, and consumer loans. Loan balances are further segregated into outstanding principal balance and unfunded commitment amounts. To address the risk associated with a certain category of loan, Risk Classes are used to identify the level of risk posed by a loan. Risk Classes are (in order from least to greatest risk) Exceptional, Very Good, Satisfactory, Acceptable Watch/Special Mention, Substandard, Doubtful, and Loss. For loans adversely classified (Substandard, Doubtful or Loss), Management determines a specific allowance amount. For loans that are not adversely classified, a Risk Factor is applied to each loan category for each Risk Class. Generally, as the risk of loss increases, the associated Risk Factor increases accordingly. Additionally, qualitative adjustments are made for factors such as trends in volume and terms of loans, experience, ability and depth of lending management and other relevant staff, and national and local economic trends and conditions.

The Company’s net charge-offs were $42,000 in 2006 and $279,000 in 2005. The decrease of loan charge-offs was due primarily to the significant personal bankruptcy filings in 2005 as a result of the change in federal bankruptcy laws. The Company estimates $210,000 of the $279,000 net charge-offs in 2005 may have been accelerated due to this law change. The Company’s ratio of net loan charge-offs to average total loans was 0.02% and 0.16% for the year ended December 31, 2006 and 2005, respectively.

The process of providing for loan losses involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Due to these limitations, the Company assumes that there are losses inherent in the current loan portfolio that will be sustained, but have not yet been identified. The Company therefore attempts to maintain the allowance at an amount sufficient to cover such unknown, but inherent losses.

At December 31, 2006, the allowance for loan loss was $3.4 million, compared to $2.9 million at December 31, 2005. The allowance for loan loss increased in 2005 primarily due to the increase in the loan portfolio, an anticipation of slower growth or declines in real estate prices and a slowdown or cooling of the local economic market. The ratio of the allowance for loan losses to total loans at December 31, 2006 and 2005 was 1.65% and 1.67%, respectively.

There can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing increases to the allowance.

The table below summarizes, the five years ended December 31, 2006, loan balances at the end of such periods and the daily averages during the periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(dollars in thousands)

	As of or for the Year Ended December 31,
	2006	2005	2004	2003	2002
Balances:
Average gross loan balances outstanding during period	$189,228	$161,805	$133,717	$101,539	$78,700
Total gross loans outstanding at period end	207,140	175,719	149,985	117,910	87,150
Allowance for loan losses
Balance at beginning of period	$2,939	$2,508	$1,887	$1,479	$1,208
Loan charge-offs:
Real Estate—Construction	—	—	—	—	—
Real Estate—Other	—	—	—	—	—
Commercial	(42)	(296)	(28)	(181)	(168)
Consumer	(62)	(44)	(44)	(58)	(76)

Total charge-offs	(104)	(340)	(72)	(239)	(244)
Recoveries:
Real Estate—Construction	—	—	—	—	—
Real Estate—Other	—	—	—	—	—
Commercial	53		—	—	17
Consumer	9	61	2	2	11

Total recoveries	62	61	2	2	28

Net loan charge-offs	(42)	(279)	(70)	(237)	(216)
Provision for loan losses	525	710	691	645	487

Balance at end of period	$3,422	$2,939	$2,508	$1,887	$1,479

Ratios:
Net charge-offs to average loans	0.02%	0.16%	0.05%	0.24%	0.31%
Allowance for loan losses to total loans at end of the period	1.65%	1.67%	1.67%	1.60%	1.70%
Net loan charge-offs to allowance for loan losses at end of period	1.23%	9.49%	2.79%	12.56%	14.60%
Net loan charge-offs to provision for loan losses	8.00%	39.30%	10.13%	36.74%	44.35%

The following table sets forth the assignment of the allowance for loan losses attributable to individual loan categories for the periods indicated. The table also reflects the percentage of loans to the total loan portfolio for each category. These allowance amounts have been calculated using the Company’s internal loan grading and classification system. The amounts shown are not necessarily indicative of future losses that may occur within particular loan categories.

Assignment of Allowance for Loan Losses

(dollars in thousands)

	as of December 31,
	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Real Estate:
Construction	$944	24.3%	$623	19.9%	$447	21.2%	$256	19.8%	$399	16.2%
Other	1,003	55.4%	982	57.3%	562	56.4%	461	56.7%	413	56.0%
Commercial	660	17.5%	674	20.3%	664	19.8%	446	20.4%	423	23.8%
Consumer	139	2.8%	98	2.5%	81	2.6%	67	3.1%	63	4.0%
Other	676	0.0%	562	0.0%	754	0.0%	657	0.0%	181	0.0%

Total allowance	$3,422	100.0%	$2,939	100.0%	$2,508	100.0%	$1,887	100.0%	$1,479	100.0%

The Company intends to continue to concentrate the majority of its earning assets in loans. In all forms of lending there are inherent risks. The Company anticipates concentrating the majority of its loan portfolio in commercial and real estate loans. A smaller part of the future anticipated loan portfolio will be represented by installment loans and consumer loans.

While the Company believes that its underwriting criteria are prudent, outside factors, such as poor economic conditions in Southern California or repeats of such events as the recession in Southern California in the early 1990’s, the Los Angeles earthquake of 1994, or the terrorist attack on September 11, 2001, could adversely impact credit quality and could cause deterioration in the Company’s loan portfolio.

The Company attempts to mitigate collection problems by supporting its loans by collateral. The Company also utilizes outside credit review in an effort to maintain loan quality. A loan sample group is reviewed quarterly with new loans and those that are delinquent receiving special attention. The use of this outside service provides the Company with a fresh look at its lending activities. In addition to the Company’s internal grading system, loans criticized by this outside review are downgraded with appropriate allowances added if required.

Although Management believes the allowance at December 31, 2006 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not result in increased losses in the loan portfolio in the future.

Investment Portfolio

The Company’s investment security portfolio consists of obligations of the U.S. Government, U.S. Governmental agencies, mortgage-backed securities, and tax exempt bonds. Interest earning deposits at other financial institutions consists of investments in certificates of deposits.

The total investment portfolio at fair value was $14.2 million and $24.7 million at December 31, 2006 and 2005, respectively. The total investment portfolio as a percentage of total assets represented 6% and 10% at

December 31, 2006 and 2005, respectively. Mortgage-backed securities repay principal each month. The rate at which principal repayments are received is determined by borrower repayments and prepayments on the loans which represent the underlying collateral of the mortgage-backed security. While 2005 saw the short to mid term interest rate environment generally rise, resulting in an increase in the unrealized loss on available for sale investment securities, 2006 saw the market yield curve flatten somewhat, causing a decrease in the unrealized loss at December 31, 2006 when compared to December 31, 2005.

The following table summarizes the book value and market value and distribution of the Company’s available for sale investment securities as of December 31, 2006, 2005 and 2004:

Investment Security Portfolio

(dollars in thousands)

	Amount Outstanding as of December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury bonds	$—	$—	$7,954	$7,904	$11,945	$11,922
Securities of U.S. agencies	6,000	5,968	9,000	8,831	10,000	9,879
Mortgage-backed securities	5,086	4,948	6,648	6,502	8,989	8,971
Tax Exempt Bonds	3,342	3,334	1,491	1,465	—	—

Total security portfolio	$14,428	$14,250	$25,093	$24,702	$30,934	$30,772

A majority of the investment security portfolio of the Company is invested in fixed rate instruments. Generally, the market value of fixed rate investment securities traditionally increase as interest rates decline and market values of fixed rate investment securities decrease as interest rates rise. In 2004, 2005 and the first half of 2006, the Federal Reserve Bank’s Open Market Committee raised the target Federal Funds Rate as well as the Discount Rates which resulted in an increase in short term interest rates. The net unrealized loss of the available for sale investment security portfolio, stated as a percentage of amortized cost, was 1.2% at December 31, 2006 compared to 1.6% at December 31, 2005.

The following table summarizes the maturity of the Company’s available for sale investment securities and weighted average yield at December 31, 2006:

Investment Maturities and Repricing Schedule

as of December 31, 2006

(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities of U.S. agencies	$2,985	2.78%	$2,984	3.81%	$—	—%	$—	—%	$5,969	3.29%
Mortgage-backed securities	57	4.57%	2,411	3.99%	612	3.75%	1,868	4.23%	4,948	4.05%
Tax exempt bonds	—	0.00%	751	3.49%	714	3.66%	—	—%	1,465	5.54%

Total investment securities	$3,042	2.81%	$6,146	3.84%	$1,326	3.70%	$1,868	—%	$12,382	3.86%

(1)	Balances in the time intervals shown above reflect stated maturity dates for fixed rate instruments and next repricing date for adjustable rate instruments. Certain rate securities have embedded call options that may result in repayment prior to the stated maturity.

Deposits

Total deposits at December 31, 2006 and 2005 were $226.4 million and $218.5 million, respectively. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The percentage of total deposits represented by time deposits was 26.0% at December 31, 2006 and 16.2% at December 31, 2005. The average rate paid on time deposits in denominations of $100,000 or more for the years ended December 31, 2006 and 2005 was 4.00% and 2.62%, respectively.

Deposits from Native American tribes, their related entities, Native American owned businesses and individuals represent approximately $19.2 million, or 8.5% of total deposits, at December 31, 2006.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2006, 2005 and 2004.

Average Deposits

(dollars in thousands)

	For the Year Ended December 31,
	2006		2005		2004
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, Non-interest bearing	$90,452	0.00%	$83,843	0.00%	$66,218	0.00%
Money market	4,423	0.99%	4,731	0.66%	5,043	0.42%
NOW	8,755	0.58%	8,643	0.25%	8,848	0.19%
Savings	74,689	2.80%	84,397	1.56%	83,270	0.83%
Time certificates of deposit in denominations of $100,000 or more	38,268	4.00%	17,645	2.62%	11,585	1.87%
Other time deposits	10,475	4.09%	7,115	2.49%	6,344	2.06%

Total deposits	$227,062	1.83%	$206,374	0.97%	$181,308	0.59%

The scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2006 are as follows:

Maturities of Time Deposits of $100,000 or More

(dollars in thousands)

As of December 31, 2006
Three months or less	$19,954
Three months through six months	15,054
Over six months through twelve months	7,213
Over twelve months	3,893

Total	$46,114

As of December 31, 2006, seventy-eight percent (78%) of time deposits are in denominations of $100,000 or greater.

Information concerning the average balance and average rates paid on deposits by deposit type for the past two years is contained in the Distribution, Yield and Rate Analysis table.

Interest Rate Risk Management

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally, if repricing assets exceed repricing liabilities in any given time period the Company would be deemed to be “asset-sensitive” for that period. If repricing liabilities exceed repricing assets in a given time period the Company would be deemed to be “liability-sensitive” for that period. The Company intends to seek to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity, to ensure net interest margin stability in times of volatile interest rates. This will be accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

At December 31, 2006, the Company was asset sensitive in the repricing interval to one year with a 10.5% cumulative interest rate sensitivity gap ratio. At December 31, 2005, this gap ratio was 9.2%. Generally, the asset sensitive position indicates that net interest income tends to increase as interest rates rise and net interest income tends to decline as interest rates fall. At December 31, 2006, approximately 90% of loans have terms that incorporate variable interest rates compared to 91% at December 31, 2005. Most variable rate loans are indexed to the Prime Rate and loan interest rate adjustments generally occur as the Prime Rate changes. Approximately 25% of all fixed rate loans at December 31, 2006 will mature within twelve months, 42% will mature between one and five years, and 33% will mature after five years.

The investment security portfolio consists primarily of fixed rate instruments with typical average lives of less than three years. Mortgage-backed securities generate monthly principal repayments. Additionally, certain agency securities contain options by the agency to call the security or the interest rate automatically increases which may cause repayment prior to scheduled maturity.

On the whole, at December 31, 2006, approximately 68% of interest earning assets will mature or reprice within one year, and approximately 96% of interest bearing liabilities will mature or reprice over the same period.

Liability costs are generally based upon, but are not limited to, U.S. Treasury interest rates and movements and interest rates paid by competitors for similar products.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability. The interest rate gaps reported in the tables arise when assets are funded with liabilities having different repricing intervals. Since these gaps are actively managed and change daily as adjustments are made in interest rate views and market outlook, positions at the end of any period may not reflect the Company’s interest rate sensitivity in subsequent periods. The Company attempts to balance longer-term economic views against prospects for short-term interest rate changes in all repricing intervals.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2006 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

as of December 31, 2006

(dollars in thousands)

	Amounts Subject to Repricing Within				Total
	3 months and less	3-12 months	1-5 years	After 5 years
Interest-earning assets
Gross loans(1)	$104,276	$34,668	$52,782	$14,372	$206,098
Certificates of deposit	2,000	—	—	—	2,000
Investments(2)	999	5,839	3,706	3,706	14,250
Federal funds sold	7,995	—	—	—	7,995

Total	115,270	40,507	56,488	18,078	230,343

Interest-bearing liabilities
NOW accounts	9,645	—	—	—	9,645
Savings and money market	67,770	—	—	—	67,770
Time deposits of $100,000 or more	19,954	22,267	3,893	—	46,114
Other deposits	6,034	5,072	1,547	—	12,653

Total	$103,403	$27,339	$5,440	$—	$136,182

Interest rate sensitivity gap	$11,867	$13,168	$51,048	$18,078	$94,161
Cumulative interest rate sensitivity gap	11,867	25,035	76,083	94,161
Cumulative interest rate sensitivity gap ratio (based on total assets)	5.0%	10.5%	31.8%	39.4%

(1)	Excludes non-accrual loans.
(2)	Excludes investments in equity securities which has no stated maturity.

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and loans and securities held for sale. At December 31, 2006 and 2005, the Company’s liquid assets totaled approximately $37.6 million and $56.5 million, respectively, and its liquidity level, measured as the percentage of liquid assets to total assets, was 15% and 24%, respectively.

Total shareholders’ equity was $24.4 million and $19.5 million at December 31, 2006 and 2005, respectively. The primary sources of liquidity are increased deposit accounts, loan repayments, borrowings and the sale of investment securities.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains a federal funds line of credit with Pacific Coast Bankers’ Bank, San Francisco, California and with Union Bank of California, San Francisco. The guideline limit for the fed fund line with Pacific Coast Bankers’ Bank was $8 million and with Union Bank of California was $5 million at December 31, 2006. Additionally, the Company has been approved to borrow from the Discount Window at the Federal Reserve Bank of San Francisco in 2002 and was qualified and accepted for membership with the FHLB-SF. Federal Reserve Bank Discount Window borrowings must be collateralized by qualified investment securities or loans. Borrowings from the FHLB-SF must be collateralized by qualified investment securities or loans. At December 31, 2006, the FHLB-SF had approved the Bank to borrow up to 25% of assets, in some instances for up to 30 years, subject to various limitations, terms and conditions and provided sufficient collateral is pledged. At December 31, 2006, investment security and loan collateral pledged allows the Bank to borrow up to $53.5 million.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Total Capital and Tier 1 Capital to total risk-weighted assets and of Tier 1 Capital to average assets. The minimum ratios for capital adequacy are 8% (Total Risk-Based), 4% (Tier 1 Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 13.20% and 11.94%, respectively, at December 31, 2006, and 12.60% and 11.34%, respectively, as of December 31, 2005. The Bank’s Leverage Capital Ratio (Tier 1 Capital Ratio) was 9.34% at December 31, 2006, and 8.38% at December 31, 2005. (See PART I, Item 1 “Description of Business—Regulation and Supervision —Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements.) As of December 31, 2006 and 2005, the Bank was “well capitalized”. To be categorized as well capitalized, the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6%, and 5%, respectively.

Impact of Inflation; Seasonality

The primary impact of inflation on the Company is its effect on interest rates. The Company’s primary source of income is net interest income, which is affected by changes in interest rates. The Company attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets, including the establishment of periodic interest rate adjustment terms on adjustable rate loans, rate sensitive liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as non-interest expenses has not been significant since the Company’s inception.

The Company’s primary market is geographically located in an area with a significant seasonal population base. The seasonal population gradually grows from November to April and is at its lowest during the summer months June through August. Since the Coachella Valley is a major destination resort and the major industry of the area is tourism, many of the local retail business establishments have a well-defined season. While some of the Company’s clients, which include retail business establishments, have a season, other clients and lending areas, such as construction lending and commercial real estate lending, do not have a well-defined season. To date, the Company’s operations have not been significantly impacted by seasonality, however, there can be no assurance that this will continue to be the case.

Item 7. Financial Statements

The following financial statements of the Company are included in this filing at the pages indicated below:

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 8B. Other Information

On December 1, 2006 the Comptroller of the Currency terminated the Memorandum of Understanding dated September 20, 2005 between Canyon National Bank, the Company’s wholly-owned subsidiary, and the Comptroller of the Currency. The Memorandum of Understanding concerned the Bank Secrecy Act/Anti-Money Laundering Compliance Program and the overall Consumer Compliance Program of Canyon National Bank.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934. Therefore, the Company’s officers and directors, and persons who own more than 10% of the Company’s common stock, are not subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934.

The remainder of the information required by Item 9 will be contained in the Company’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 10. Executive Compensation

The information required by Item 10 will be contained in the Company’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 11. Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 11 will be contained in the Company’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 12. Certain Relationships and Related Transactions and Director Independence

The information required by Item 12 will be contained in the Company’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 13. Exhibits

See index to exhibits.

Item 14. Principal Accountant Fees and Services

The information required by Items 14 will be contained in the Company’s definitive Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2006 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 26, 2007	CANYON BANCORP

	By:	/S/ STEPHEN G. HOFFMANN
Stephen G. Hoffmann President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ MICHAEL D. HARRIS, SR. Michael D. Harris, Sr.	Chairman of the Board	March 26, 2007

/S/ ROBERT M. FEY Robert M. Fey	Vice Chairman of the Board	March 26, 2007

/S/ STEPHEN G. HOFFMANN Stephen G. Hoffmann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2007

/S/ MILTON W. JONES Milton W. Jones	Secretary and Director	March 26, 2007

/S/ JONATHAN J. WICK Jonathan J. Wick	Assistant Secretary, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2007

/S/ MARK BENEDETTI Mark Benedetti	Director	March 26, 2007

/S/ LYNNE C. BUSHORE Lynne C. Bushore	Director	March 26, 2007

/S/ KIPP I. LYONS Kipp I. Lyons	Director	March 26, 2007

/S/ MAX ROSS Max Ross	Director	March 26, 2007

/S/ RICHARD SHALHOUB Richard Shalhoub	Director	March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Canyon Bancorp

Palm Springs, California

We have audited the accompanying balance sheets of Canyon Bancorp (the “Company”) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Bancorp as of December 31, 2006 and 2005, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Rancho Cucamonga, California

March 26, 2007

8270 Aspen Street     Rancho Cucamonga, CA 91730     Tel: 909.466.4410     Fax: 909.466.4431    www.vtdcpa.com

    FRESNO     •    LAGUNA HILLS     •     PALO ALTO     •    PLESANTON    •    RANCHO CUCAMONGA

CANYON BANCORP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
Assets
Cash and cash equivalents	$20,569	$27,576
Interest-bearing deposits in other financial institutions	2,000	3,400
Investment securities available for sale	14,250	24,702
Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,558	1,412
Loans held for sale	752	782
Loans receivable, net	202,881	171,833
Furniture, fixtures and equipment	4,548	4,444
Income tax receivable	276	69
Deferred tax asset	1,713	1,384
Other assets	3,821	3,638

Total Assets	$252,368	$239,240

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$90,248	$85,142
NOW accounts	9,645	8,271
Savings and money market	67,770	89,642
Time certificates of deposit	58,767	35,471

Total Deposits	226,430	218,526

Other liabilities	1,515	1,263

Total Liabilities	227,945	219,789

Commitments and Contingencies (Note #15)	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value and $2.50 par value in 2006 and 2005, respectively; authorized 10,000,000 shares; issued and outstanding 2,316,627 and 2,160,655 shares in 2006 and 2005, respectively.	20,803	5,402
Additional paid-in capital	—	11,888
Retained earnings	3,726	2,395
Accumulated other comprehensive loss - unrealized loss on investment securities available for sale net of income tax benefit of $71 and $157 in 2006 and 2005, respectively	(106)	(234)

Total Stockholders’ Equity	24,423	19,451

Total Liabilities and Stockholders’ Equity	$252,368	$239,240

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

	2006	2005
Interest Income
Loans receivable	$17,251	$13,092
Federal funds sold	833	433
Interest bearing deposits in other financial institutions	133	93
Investment securities available for sale	915	948

Total Interest Income	19,132	14,566
Interest Expense
Interest expense on deposits	4,146	2,007

Net Interest Income	14,986	12,559

Provision for loan losses	525	710

Net Interest Income After
Provision for Loan Losses	14,461	11,849

Noninterest Income
Service charges and fees	591	508
Loan related fees	541	472
Lease administration fees	1,278	1,204
Automated teller machine fees	622	583
Loss on disposition of fixed assets	(5)	(5)

Total Noninterest Income	3,027	2,762

Noninterest Expense
Salaries and employee benefits	5,418	4,425
Occupancy and equipment expenses	1,456	1,234
Professional fees	339	290
Data processing	530	445
Marketing and advertising expense	431	369
Director and shareholder expense	480	330
Other operating expense	1,646	1,325

Total Noninterest Expense	10,300	8,418

Earnings before income taxes	7,188	6,193

Income tax expense	2,931	2,539

Net earnings	$4,257	$3,654

Earnings Per Share
Basic	$1.86	$1.63

Diluted	$1.77	$1.52

Weighted Average Shares Outstanding
Basic	2,291,932	2,245,255

Diluted	2,409,287	2,391,927

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
Net earnings	$4,257	$3,654

Other comprehensive income:
Unrealized gain/(loss) on investment securities available for sale, net of related income tax expense (benefit) of $86 and ($91) for 2006 and 2005, respectively	128	(139)

Comprehensive Income	$4,385	$3,515

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2004	1,920,182	$4,801	$6,570	$(95)	$4,192	$15,468
Stock dividends	198,716	497	4,944	—	(5,441)	—
Cash paid in lieu of fractional shares	—	—	—	—	(10)	(10)
Exercise of stock options, including the realization of tax benefits of $276	41,757	104	374	—	—	478
Unrealized loss on investment securities available for sale net of related income tax benefit of $91	—	—	—	(139)	—	(139)
Net earnings	—	—	—	—	3,654	3,654

Balance, December 31, 2005	2,160,655	5,402	11,888	(234)	2,395	19,451
Holding Company reorganization	—	11,888	(11,888)	—	—	—
Stock dividends	109,978	2,920		—	(2,920)	—
Cash paid in lieu of fractional shares	—	—	—	—	(6)	(6)
Exercise of stock options, including the realization of tax benefits of $379	45,994	593	—	—	—	593
Unrealized gain on investment securities available for sale net of related income tax expense of $86	—	—	—	128	—	128
Net earnings	—	—	—	—	4,257	4,257

Balance, December 31, 2006	2,316,627	$20,803	$—	$(106)	$3,726	$24,423

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
Operating Activities
Net earnings	$4,257	$3,654
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(1,147)	(1,042)
Depreciation	568	547
Amortization of premiums/discounts on investment securities, net	(139)	(140)
Provision for loan losses	525	710
Loss on sale of furniture, fixtures and equipment	5	5
FHLB Dividends	(48)	(32)
Change in loans held for sale	30	(782)
Increase in other assets	(183)	(2,731)
Decrease in income tax receivable	172	612
Increase in deferred income taxes	(415)	(409)
Increase in other liabilities	252	619
Excess tax benefit from share-based payment arrangements	(379)	(276)

Net Cash Provided by Operating Activities	3,498	735

Investing Activities
Net increase in loans	(30,819)	(24,794)
Purchase of investment securities available for sale	(8,750)	(14,348)
Purchase of FHLB and FRB Stock	(98)	(373)
Principal repayment of investment securities available for sale	1,555	2,329
Proceeds from maturity/call of investment securities available for sale	18,000	18,000
Net change in interest bearing deposits in other financial institutions	1,400	(3,200)
Proceeds from sale of furniture, fixtures and equipment	—	3
Proceeds from sale of foreclosed assets	393	—
Purchases of furniture, fixtures and equipment	(677)	(638)

Net Cash Used in Investing Activities	(18,996)	(23,021)

Financing Activities
Net (decrease)/increase in deposits—non term deposits	(15,392)	16,055
Net increase in term deposits	23,296	16,702
Cash paid in lieu of fractional shares	(6)	(10)
Exercise of stock options	214	202
Excess tax benefit from shared-based payment arrangements	379	276

Net Cash Provided by Financing Activities	8,491	33,225

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Dollars in thousands)

	2006	2005
Net (Decrease)/Increase in Cash and Cash Equivalents	$(7,007)	$10,939
Cash and Cash Equivalents at Beginning of Year	27,576	16,637

Cash and Cash Equivalents at End of Year	$20,569	$27,576

Supplemental Disclosures of Cash Flow Information:
Interest paid	$4,066	$1,964

Taxes paid	$3,264	$2,495

Non-Cash Investing Activities
Change in unrealized loss on investment securities available for sale	$213	$(230)

Non-Cash Financing Activities
Tax benefit of stock options exercised	$379	$276

Transfer of loans to other real estate owned through foreclosure	$393	$—

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #1—Summary of Significant Accounting Policies

The accounting and reporting policies of Canyon Bancorp (the “Company”) conform to accounting principles generally accepted in the United States of America and to general practices followed by the banking industry. A summary of the significant accounting and reporting policies used in the preparation of the accompanying consolidated financial statements follows:

A.	Nature of Operations

The Company is a bank holding company with a single banking subsidiary, Canyon National Bank (the “Bank”). The Company incorporated on January 18, 2006. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. The Bank is a nationally chartered banking association which was organized under the laws of the United States on March 6, 1998. The Bank commenced operations on July 10, 1998 when it was granted a national bank charter by the Comptroller of the Currency. The Bank is an insured bank under the Federal Deposit Insurance Act and deposits are insured up to the maximum limits prescribed. The Bank provides a full range of banking services to individual and corporate customers primarily located in the Coachella Valley in Southern California and is subject to competition from other financial institutions. The Bank is also regulated by certain federal agencies and undergoes periodic examination by those regulatory authorities.

B.	Principles of Consolidation

The consolidated financial statements include the Bancorp and its wholly owned subsidiary, Canyon National Bank. All significant intercompany balances and transactions have been eliminated.

C.	Segment Reporting

The Company provides a broad range of loan and deposit products. While the Company’s chief decision makers monitor the revenue streams of different products, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company operations are considered by management to be aggregated in one reportable operating segment.

D.	Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary, based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Company’s allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real estate may change.

E.	Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash, noninterest-earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

F.	Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (FRB). The Bank complied with the reserve requirements as of December 31, 2006 and 2005.

The Bank maintains amounts due from banks which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

G.	Investment Securities Available for Sale and Mortgage-backed Securities

Available for sale securities primarily consist of U.S. Treasury, U.S. Agencies, mortgage-backed securities, and mutual funds.

The Company classifies its investments in securities as “held to maturity” securities, “trading” securities and “available for sale” securities as applicable.

Securities designated as available for sale are recorded at fair value. Changes in the fair value of available for sale securities are reported as an amount in stockholders’ equity net of related income taxes until realized. Gains and losses on the sale of available for sale securities are determined using the specific-identification method. Premiums and discounts are recognized in interest income using the interest method over the securities’ maturity.

The Company had no securities classified as held to maturity or trading at December 31, 2006 and 2005.

Declines in the fair value of individual available for sale securities below their cost that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

H.	Federal Home Loan Bank, Federal Reserve Bank, and Pacific Coast Bankers’ Bank Stock

As a member of both the Federal Home Loan Bank (FHLB) and the FRB, the Bank is required to maintain a minimum investment in the stock of each entity. The minimum FHLB investment is calculated as a percentage of aggregate outstanding loans, FHLB advances and other factors. The minimum FRB investment is calculated as a percentage of the Bank’s common stock and surplus, of which one half of the

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

calculated amount is payable up front, with the remaining amount subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. In addition, the Company has a minimal investment in stock of our main correspondent bank, Pacific Coast Bankers’ Bank (“PCBB”), and receives specialized pricing on certain products in return. As of December 31, 2006 and 2005, the Bank owns stock totaling $1,508 and $1,362, respectively, from these entities. The ownership of the FHLB, FRB and PCBB stock is restricted, lacks a market, and can only be sold at its par value to the issuer.

I.	Loans Held for Sale

Loans originated and intended for sales in the secondary market are carried at the lower of aggregate cost or fair value. Net unrealized losses are recognized through a valuation allowance by charges to net income.

J.	Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on loans is based on principal amounts outstanding. Discount and premiums on purchased loans are amortized to income using the interest method over the remaining period to contractual maturity.

The accrual of interest on loans is discontinued whenever the loan becomes 90 days past due, unless the loan is both well secured and is in the process of collection. All accrued interest receivable for loans that are placed on nonaccrual, which is determined to be uncollectible, is charged off and reversed against interest income. The amortization of discount and premium is discontinued when loans are placed on nonaccrual.

The Company charges off loans when the collateral, if any, is deemed inadequate to repay the loan and the borrower’s repayment ability is not reasonably expected.

Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual at an earlier date if the collection of principal or interest is considered doubtful.

The interest on these loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due. Interest income is subsequently recognized only to the extent cash payments are received and the principal is deemed collectible.

K.	Allowance for Loan Losses

The Company maintains an allowance for loan losses for the inherent risk in the loan portfolio. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic review of the loan portfolio to identify potential problems and to establish impairment allowances if impairment has incurred. Additions to the allowances are charged to operations. The regulatory agencies

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

periodically review the allowance for loan losses and may require the Company to adjust the allowances based on information available to them at the time of their examination.

The determination of the Company’s allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Company’s management believes, based on economic and market conditions, that the allowance for loan losses is adequate as of December 31, 2006 and 2005. Should there be an economic or market downturn or if market interest rates increase significantly, the Company could experience a material increase in the level of loan defaults and charge-offs.

L.	Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

M.	Furniture, Fixtures and Equipment

Land is carried at cost. Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the assets which range from three years to ten years. Leasehold improvements are amortized over the shorter of the term of the lease, using the contractual lease term adjusted for expected renewal provisions specified in the lease, or the life of the asset. Total depreciation and amortization expense for the period ended December 31, 2006 and 2005 was approximately $568 and $547, respectively.

N.	Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

O.	Advertising Costs

The Company expenses the cost of advertising in the period incurred.

P.	Risks Associated with Financial Instruments

The credit risk of a financial instrument is the possibility that a loss may result from the failure of another party to perform in accordance with the terms of the contract. The most significant credit risk associated with the Company’s financial instruments is concentrated in its loans receivable. The Company has established a system for monitoring the level of credit risk in its loan portfolio.

The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument. The Company’s market risk is concentrated in its portfolio of loans receivable. When a borrower fails to meet the contractual requirements of the loan agreement, the Company is subject to the market risk of the collateral securing the loan, if any. Likewise, the Company is

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Company’s investment securities available for sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

Q.	Interest Rate Risk

Financial instruments are subject to interest rate risk to the extent that they report on a frequency, degree or basis that varies from market pricing. The Company is subject to interest rate risk to the degree that its interest-earning assets reprice on a different frequency or schedule than its interest-bearing liabilities. A majority of the Company’s loans receivable reprice based on the prime rate. The Company closely monitors the pricing sensitivity of its financial instruments.

R.	Concentration of Credit Risk

Concentrations of credit risk would exist for groups of borrowers when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The ability of the Company’s borrowers to repay their commitments is contingent on several factors, including the economic conditions in the borrowers’ geographic area and the individual financial condition of the borrowers. The Company’s lending activities are primarily concentrated in the Coachella Valley in Southern California. The Company does not have significant exposure to any individual customer.

S.	Comprehensive Income

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Comprehensive Income,” which requires disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available for sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Company.

T.	Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 15. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

U.	Earnings Per Shares (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the earnings of the entity.

V.	Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Share-Based Payment”. This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

W.	Change in Accounting Principle

The Company adopted SFAS No. 123(R) on January 1, 2006 using the “modified prospective method”. Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated. The fair value of each grant is estimated using the Black-Scholes option pricing model. During 2006 the Company recognized no stock-based compensation expense as a result of adopting SFAS No. 123 (R) as all outstanding stock options were fully vested prior to January 1, 2006.

Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. All of the Company’s stock option grants included exercise prices equal to the Company’s current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123(R), the Company’s net income and earnings per share would have been reduced to the pro forma amount indicated below:

2005
Net income:
As reported	$3,654
Stock-based compensation using the intrinsic value method	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(163)

Pro forma net income	$3,491

Basic earnings per share:
As reported	$1.63
Pro forma	1.55

Diluted earnings per share:
As reported	$1.52
Pro forma	1.46

X.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Y.	Disclosure about Fair Value of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Z.	Recent Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year.

Also in September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company, which is an employer without publicly traded equity securities, is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

On February 15, 2007 FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.

Note #2—Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2006 and 2005 include the following:

	2006	2005
Cash and due from banks	$12,574	$13,776
Federal funds sold	7,995	13,800

Total	$20,569	$27,576

Generally, federal funds are purchased and sold for one-day periods.

The FRB requires the Company to maintain average deposits of $25 at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Company had deposits with the FRB amounting to approximately $2,289 and $3,369, respectively.

Note #3—Earnings Per Share

The Company is required to report both basic and diluted net earnings per share. Basic net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding, while diluted net earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents.

	Year ended December 31,
	2006	2005
Numerator:

Numerator for basic and diluted earnings per share -net earnings	$4,257	$3,654

Denominator:
Denominator for basic earnings per share—weighted average number of common shares outstanding during the period	2,291,932	2,245,255
Incremental common shares attributable to stock options	117,355	146,672

Denominator for diluted earnings per share	2,409,287	2,391,927

Basic earnings per share	$1.86	$1.63

Diluted earnings per share	$1.77	$1.52

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #4—Investment Securities Available for Sale

The amortized cost and approximate market values of investment securities available for sale are summarized as follows:

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agencies	$6,000	$—	$31	$5,969
Mortgage backed securities	5,086	1	139	4,948
Tax exempt bonds	3,342	9	18	3,333

	$14,428	$10	$188	$14,250

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury securities	$7,954	$—	$50	$7,904
U.S. Agencies	9,000	—	$169	8,831
Mortgage backed securities	6,648	3	149	6,502
Tax exempt bonds	1,491	—	26	1,465

	$25,093	$3	$394	$24,702

The amortized cost and fair values of investment securities available for sale at December 31, 2006, by stated maturities are shown below. Stated maturities may differ from actual maturities because certain instruments may have the right to call or prepay an obligation.

	Amortized Cost	Fair Value
Due within one year	$3,000	$2,985
Due from one year to five years	3,903	3,881
Due from five years to ten years	1,302	1,302
Due greater than ten years	1,137	1,134
Mortgage-backed securities	5,086	4,948

	$14,428	$14,250

No investments were sold in 2006 or 2005. Accrued interest on investments was $101 and $120 at December 31, 2006 and 2005, respectively, and is included in other assets.

Securities having a fair value of approximately $4,969 and $4,873 at December 31, 2006 and 2005, respectively, were pledged to secure public deposits, borrowings from the FHLB of San Francisco, and for other purposes as required by law.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Investment securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Agencies	$1	$999	$30	$4,970	$31	$5,969
Mortgage backed securities	3	413	137	3,668	140	4,081
Tax exempt bonds	7	994	10	640	17	1,634

	$11	$2,406	$177	$9,278	$188	$11,684

	December 31, 2005
	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Treasury securities	$8	$4,947	$41	$2,957	$49	$7,904
U.S. Agencies	—	—	169	8,831	169	8,831
Mortgage backed securities	12	837	137	4,956	149	5,793
Tax exempt bonds	27	1,465	—	—	27	1,465

	$47	$7,249	$347	$16,744	$394	$23,993

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis and more frequently when economic or market concerns warrant such evaluation. Consideration is given to: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for an anticipated recovery in fair value.

At December 31, 2006, 25 of the Company’s 35 investment securities have aggregated unrealized depreciation of 1.6% from the amortized cost. These losses were caused by interest rate increases. The securities are guaranteed by the U. S. Government, its agencies or are general obligations of political subdivisions such as cities or school districts. The Company has the ability to hold these securities until maturity or for the foreseeable future and no declines are deemed to be other-than-temporary.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #5—Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31
	2006	2005
Real estate construction	$50,305	$34,947
Real estate	114,825	100,731
Commercial	36,217	35,584
Consumer	5,793	4,457

Loans receivable	207,140	175,719
Allowances for loan losses	(3,422)	(2,939)
Net deferred loan origination fees and costs	(837)	(947)

Loans receivable, net	$202,881	$171,833

Loans held for sale	$752	$782

Principal balance of loans receivable guaranteed by federally insured programs	$15,952	$18,096

Accrued interest receivable related to loans outstanding at December 31, 2006 and 2005 totaled $1,088 and $1,083, respectively, and is included in other assets in the balance sheets.

The principal balance of loans receivable from Native American entities was $26,014 and $24,904 at December 31, 2006 and 2005, respectively.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others totaled $10,580 and $5,048 as of December 31, 2006 and 2005, respectively. Loans purchased totaled $2,952 and $645 at December 31, 2006 and 2005, respectively.

A summary of transactions in the allowance for loan losses follows:

	Year ended December 31
	2006	2005
Beginning balance	$2,939	$2,508
Provision for loan losses	525	710
Charge-offs	(104)	(340)
Recoveries	62	61

Balance at end of year	$3,422	$2,939

Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and is in the process of collection. At December 31, 2006, loans with a principal balance of $1,794 were placed on nonaccrual and classified as impaired. During 2005, $64 of interest income was forgone due to loans placed on nonaccrual status. At December 31, 2005, $349 loans were placed on nonaccrual status and $12 of interest income was forgone due to loans placed on nonaccrual status. No additional funds are committed to be advanced in connection with impaired loans.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

The following is a summary of the investment in impaired loans, the related allowance for loan losses and income recognized thereon:

	December 31,
	2006	2005
Impaired loans with a valuation allowance	$1,571	$349
Impaired loans without a valuation allowance	223	—

Total impaired loans	$1,794	$349

Valuation allowance related to impaired loans	$84	$178

	Years Ended December 31,
	2006	2005
Average recorded investment in impaired loans	$1,626	$70

Cash receipts applied to reduce principal balance	$2,264	$163

Interest income recognized for cash payments	$144	$3

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

At December 31, 2006 and 2005, the Company had no loans past due 90 days or more in interest or principal and still accruing interest.

At December 31, 2006, the Company had no loans classified as troubled debt restructurings.

As part of its normal banking activities, the Company has extended credit to a major stockholder, directors, executive officers and/or companies in which they have an interest. In the opinion of management, all such transactions are on terms similar to those of transactions with nonaffiliated parties. A summary of related party loan activity follows:

	2006	2005
Balance at beginning of year	$1,017	$26
New loans	—	1,000
Repayments	(1,008)	(9)

Balance at end of year	$9	$1,017

The above loans do not include amounts for future commitments to disburse funds under the terms and conditions of loans granted to affiliates, which may result from construction loans or lines of credit. At December 31, 2006, the undisbursed commitment amount for loans to affiliates was $2,718.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #6—Furniture, Fixtures and Equipment

The following table presents the components of furniture, fixtures and equipment at December 31, 2006 and 2005:

	2006	2005
Furniture and equipment	$2,634	$2,191
Building	1,539	1,466
Land improvements	573	573
Leasehold improvements	1,215	1,061
Computer software	465	464
Automobiles	56	40

	6,482	5,795
Less accumulated depreciation and amortization	2,259	1,789

	4,223	4,006
Construction in progress	—	113
Land	325	325

	$4,548	$4,444

In 2006, the Company opened its fourth branch banking facility.

The Company leases certain facilities under operating leases with an affiliate of a major stockholder. Payments made to the affiliate under these leases were $90 and $88 for the years ended December 31, 2006 and 2005, respectively. The terms of this lease are no more favorable than would have been negotiated with an unaffiliated third party.

The Company leases certain facilities under non-cancelable operating leases. The original terms of the leases range from three to six years. The leases contain options to extend for periods to twelve years. The cost of the remaining unexercised options to extend has not been included in the following schedule. Rent expense for the years ended December 31, 2006 and 2005, under these lease agreements was $225 and $149, respectively. Minimum non-cancelable future lease payments at December 31, 2006 are as follows:

2007	$326
2008	330
2009	289
2010	166
2011	15

$1,126

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #7—Deposits

The following reflects the major categories of deposits as a percentage of total deposits as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Demand deposits	$90,248	39.8%	$85,142	39.0%
NOW Accounts	9,645	4.3%	8,271	3.8%
Savings and money market	67,770	29.9%	89,642	41.0%
Time deposits $100,000 and greater	46,114	20.4%	27,389	12.5%
Time deposits less than $100,000	12,653	5.6%	8,082	3.7%

Total Deposits	$226,430	100.0%	$218,526	100.0%

Deposits of Native American entities totaled $19,233 and $22,635 at December 31, 2006 and 2005, respectively.

The aggregate amounts of time certificates of deposit $100 or more were $46,114 and $27,389 at December 31, 2006 and 2005, respectively.

At December 31, 2006, the scheduled maturities of time certificates of deposit of $100 or more are as follows:

2007	$42,221
2008	1,433
2009	604
2010	875
2011	981

$46,114

Interest expense on deposits is summarized as follows:

	Year ended December 31,
	2006	2005
Now accounts	$52	$22
Savings and money market	2,134	1,346
Time certificate of deposits	1,960	639

	$4,146	$2,007

As part of its normal banking activities, the Company has deposit relationships with various directors, major shareholder, executive officers and/or companies in which they have an interest. In the opinion of management, all such deposits are on terms similar to those with nonaffiliated parties. Total deposits to related parties at December 31, 2006 and 2005 were $17,352 and $12,236, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #8—Borrowings

To manage liquidity, the Company has unsecured Federal Funds purchased lines of credit outstanding with two correspondent banks. The terms and conditions of the credit facilities allow the Company to borrow funds, for short periods of time, and are subject to the availability of funds from the correspondent bank. The combined maximum limits for the unsecured Federal Funds purchased lines of credit at December 31, 2006 and 2005 were $13 million and $4.5 million, respectively.

The Company is also a member of the Federal Home Loan Bank of San Francisco (“FHLB-SF”). FHLB-SF has underwritten the Company to allow for a maximum borrowing limit of 25% of assets with terms to 360 months, subject to certain terms and conditions and require sufficient collateral be pledged. Collateral pledged can be in the form of qualified loans or qualified investment securities. At December 31, 2006 and 2005, the Company’s borrowing limit from the FHLB-SF is $50,137 and $59,810, respectively. The Company had no outstanding borrowings at December 31, 2006 and 2005.

Note #9—Income Taxes

The components of income taxes consist of the following:

	Year Ended December 31,
	2006	2005
Current:
Federal	$2,510	$2,236
State	836	712

	3,346	2,948
Deferred:
Federal	(306)	(102)
State	(109)	(307)

	(415)	(409)

Income tax expense	$2,931	$2,539

A reconciliation of expected tax benefit computed using the applicable federal income tax rate of 34% to taxes actually provided is set forth below:

	Year Ended December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Income taxes at federal rate	$2,444	34.0	$2,106	34.0
California franchise tax, net of federal income tax benefit	514	7.2	443	7.2
Other	(27)	(0.4)	(10)	(0.2)

	$2,931	40.8	$2,539	41.0

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax asset:
Investment securities available for sale	$71	$157
Allowance for loan losses	1,337	1,130
Accruals	384	404
Holding Co. start up costs	49	—
Other assets and liabilities	350	181

Net deferred tax asset	2,191	1,872

Deferred tax liability:
Depreciation	186	217
Loan origination costs	160	161
Other assets and liabilities	132	110

Net deferred tax liability	478	488

Net deferred taxes	$1,713	$1,384

In determining the possible future realization of deferred tax assets and liabilities, future taxable income from the following sources will be taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 2006 and 2005, there was no valuation allowance against deferred tax assets, as management determined that it was more likely than not that the net deferred tax asset will be realized.

Note #10—Employee Benefit Plans

In 1998, the Company’s stockholders adopted the 1998 Stock Option Plan (the “1998 Plan”) whereby the Board of Directors may grant incentive and nonqualified stock options to full-time salaried officers and employees at not less than the fair market value of the Company’s stock at the date of grant. A total of 150,091 shares are available for option under the 1998 Plan. In 2000, the Company’s stockholders adopted the 2000 Stock Option Plan (the “2000 Plan”) whereby the Board of Directors may grant incentive and/or nonqualified stock options to directors, full-time officers and employees at not less than the fair market value of the Company’s stock at the date of grant. A total of 278,740 shares are available for option under the 2000 Plan. The Plans provide for accelerated vesting if there is a change of control as defined by the Plans. Under the terms of the Plans, options may be granted for a term of up to ten years from the date of grant, and may be exercised immediately or over a vesting period established by the Board of Directors at the time of the grant. Stock options expire no later than ten years from the dated of grant. No compensation had been recorded during 2006 as all outstanding stock options were fully vested prior to January 1, 2006.

The fair value of each option grant is estimated on the date of the grant using Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: dividend yield of 0%; expected volatility of 25%; risk-free interest rate of 3.88%; and expected average lives of 8 years.

The expected volatility is based on the historical volatility of the Company over the expected term. The expected term represents the estimated average period of time that the options remain outstanding. The risk free

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

Stock option activity for the Plans is as follows:

	2006				2005
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, Beginning of Year	248,778	$8.08			266,593	$5.84
Granted	—	—			31,731	22.90
Cancelled	(2,990)	24.09			(3,299)	21.58
Exercised	(48,055)	4.45			(46,247)	4.39

Outstanding, End of Year	197,733	8.71	4.5 Years	$623	248,778	8.08	5.2 Years	$721

Options available for granting at end of year	57,270				54,282
Options exercisable at December 31,	197,733	$8.71	4.5 Years	$623	248,778	$8.08	5.2 Years	$721

Weighted-average fair value of options granted during the year	$—				$9.03

The total intrinsic value of options exercised during the years ended December 31, 2006 and 2005 were $67 and $54, respectively.

The Company has made available to its employees a Simple IRA Plan (the “Simple IRA”). Participants are permitted to make contributions on a pretax basis, a portion of which is matched by the Company to prescribed limits. The Simple IRA expenses for the years ended December 31, 2006 and 2005 was $91 and $79, respectively.

Note #11—Salary Continuation Plans and Director Health Insurance

The Company established salary continuation plan agreements with various senior executives, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period of 15 years, with payment commencing at normal retirement age. In the event of death prior to retirement, annual cash payments are to be paid to the executive’s beneficiaries based upon the benefit vested to the executive at the time of death. In the event of termination prior to normal retirement, the executive’s vested benefit at termination, is payable at normal retirement age. The present value of the Company’s liability under these Agreements is $787 and $409 at December 31, 2006 and 2005, respectively and is included in other liabilities in the Company’s Consolidated Financial Statements. The salary continuation plan expense for the years ended December 31, 2006 and 2005 was $378 and $154, respectively.

The Company established a health benefit plan that was approved for qualified members of the Board of Directors, their spouses and qualified children. Members of the Company’s Board of Directors are eligible to

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

receive this benefit during their term of active service. Existing and new directors qualify for this benefit, must not be a participant in any other health insurance plan, and shall reimburse the Company for 20% of the cost of the benefit. For qualified directors who have more than five years of active service, the entire cost of the benefit is paid by the Company. Furthermore, the health insurance benefit converts to a Medicare supplemental insurance policy when the later of the qualified director or director’s spouse becomes Medicare eligible. The spouse and children of a qualified director may also remain eligible to participate in the plan subsequent to the death of a qualified director, subject to certain limitations. During the years ending December 31, 2006 and 2005, the cost of the benefit was $80 and $70, respectively.

Qualified former directors, their spouses and qualified children may also be eligible for health insurance benefits, following the completion of five years of service, and being at least age 55 at the completion of their service, and are subject to certain other limitations. The benefit may continue to the former director’s spouse and children after the death of the former director. To qualify for this benefit, former directors must not be a participant in any other health insurance plan and may participate until age 75, or for a maximum of 10 years, as a former director, whichever is less. The health insurance benefit converts to a Medicare supplemental insurance policy when the later of the qualified former director or spouse becomes Medicare eligible. The Company will pay the entire cost of the health or Medicare supplemental insurance policy. The present value of the Company’s liability under this plan was estimated to be $64 and $31 at December 31, 2006 and 2005, respectively, and is included in other liabilities in the Company’s Consolidated Financial Statements. During the years ending December 31, 2006 and 2005, the cost of this benefit was $33 and $6, respectively.

Note #12—Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 2006 and 2005:

	2006		2005
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$20,569	$20,569	$27,576	$27,576
Interest-bearing deposits in other financial institutions	2,000	2,000	3,400	3,400
Investment securities available for sale	14,250	14,250	24,702	24,702
FHLB, FRB and PCBB stock	1,558	1,558	1,412	1,412
Loan held for sale	752	752	782	782
Loans receivable	206,303	207,034	174,772	174,909
Accrued interest receivable	1,088	1,088	1,090	1,090
Financial liabilities:
Deposits	226,430	226,336	218,526	218,338
Accrued interest payable	158	158	78	78

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

The following methods and assumptions were used in estimating the Company’s fair value disclosures for financial instruments:

Cash and Cash Equivalents: The fair values of cash and cash equivalents, including federal funds sold, approximate the carrying values reported in the balance sheet.

Investment Securities: The fair values of investment securities are based on quoted market prices.

Loans Receivable and Loans Held for Sale: For purposes of calculating the fair value of loans receivable, loans were segregated by payment type, such as those with fixed interest rates and those with adjustable interest rates as well as by prepayment and repricing frequency. For all mortgage loans, fair value is estimated using discounted cash flow analyses. Discount rates are based on current loan rates for similar loan types adjusted for differences in credit characteristics. The carrying amount of accrued interest receivable approximates its fair value.

FHLB, FRB and PCBB Stock: The book values of FHLB, FRB and PCBB stock approximate fair value based upon the redemption provisions of the stock.

Deposits: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts is based on projected contractual cash flow discounted at rates currently offered for deposits of similar maturities. The carrying amount of accrued interest payable approximates its fair value.

Off-Balance Sheet Financial Instruments: The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements. The fair values of these financial instruments are not deemed to be material.

Note #13—Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt correction action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Bank met all capital adequacy requirements to which they are subject.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

As of the most recent notification, the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the following table:

	December 31, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$24,045	$24,045	$26,575
Ratio	9.34%	11.94%	13.20%

FDICIA well capitalized required capital:
Amount	$12,879	$12,081	$20,134
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,303	$8,054	$16,107
Ratio	4.0%	4.0%	8.0%

	December 31, 2005
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$19,685	$19,685	$21,867
Ratio	8.38%	11.34%	12.60%

FDICIA well capitalized required capital:
Amount	$11,743	$10,417	$17,361
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$9,394	$6,944	$13,889
Ratio	4.0%	4.0%	8.0%

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to the Bank’s Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of December 31, 2006 and 2005:

	2006	2005
Capital in accordance with generally accepted accounting principles	$23,939	$19,451
Adjustments for Tier 1 capital and Tier 1 risk based capital - unrealized gain (loss) on investment securities available for sale	(106)	(234)

Total Tier 1 capital and Tier 1 risk-based capital	24,045	19,685
Adjustments for risk-based capital—allowance for credit losses (1)	2,530	2,182

Total risk-based capital	$26,575	$21,867

(1)	Limited to 1.25% of risk-weighted assets.

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income for that year combined with its retained income for the preceding two years.

Note #14—Condensed Financial Information of Parent Company

Canyon Bancorp, parent company only, condensed balance sheet as of December 31, 2006 and the related condensed statement of earnings and condensed statement of cash flows from acquisition of all of the stock of the Bank (“Inception”) on June 30, 2006 to December 31, 2006 are presented below.

Condensed Balance Sheet

At December 31, 2006

Assets
Cash and cash equivalents	$83
Investment in subsidiary	23,939
Income tax receivable	383
Deferred tax asset	18

Total Assets	$24,423

Liabilities and Stockholders’ Equity
Other liabilities	—

Total Liabilities	—

Stockholders’ equity	24,423

Total Liabilities and Stockholders’ Equity	$24,423

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Condensed Statement of Earnings

From June 30, 2006 to December 31, 2006

Interest income	$—
Dividend income from subsidiary	220

Total income	220

Interest expense	—
Other expense	264

Total expense	264

Loss before income taxes and equity in undistributed earnings of subsidiary	(44)
Income tax benefit	(109)

Earnings before equity in undistributed earnings of subsidiary	65

Equity in undistributed earnings of subsidiary	2,120

Net earnings	$2,185

Condensed Statement of Cash Flows

From June 30, 2006 to December 31, 2006
Operating Activities
Net earnings	$2,185
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(2,120)
Increase in other assets	(109)
Excess tax benefit from share-based payment arrangements	(292)

Net cash used in operating activities	(336)

Investing Activities
Net cash used in investing activities	—

Financing Activities
Cash paid in lieu of fractional shares	(6)
Exercise of stock options	133
Excess tax benefit from share-based payment arrangements	292

Net cash provided by financing activities	419

Net increase in cash and cash equivalents	83
Cash and cash equivalents at inception	—

Cash and cash equivalents at end of year	$83

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2006 AND 2005

(Dollars in thousands, except per share amounts)

Note #15—Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments generally have fixed expiration dates; however, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The Company generally grants construction, commercial and consumer loans to customers throughout the Coachella Valley. Collateral required to support certain extensions of credit varies but may include cash, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and residential real estate. At December 31, 2006 and 2005, the Company is committed to fund certain loans (predominately undisbursed construction loan funds lines of credit and letters of credit) amounting to $60,368 and $66,308, respectively, including letters of credit of $4,352 and $10,722, respectively.

In the normal course of business, the Company is involved in various litigated matters. In the opinion of management, and based on the advice of the Company’s counsel, the disposition of all pending litigation will not have a material effect on the Company’s financial position.

Note #16—Stock-Dividend

On April 19, 2005, the Board of Directors declared a five percent stock dividend payable May 24, 2005 to shareholders of record on May 6, 2005. Cash paid in lieu of fractional shares, at the rate of $26.03 per share, amounted to $5.

On November 22, 2005, the Board of Directors declared a five percent stock dividend payable December 22, 2005 to shareholders of record on December 7, 2005. Cash paid in lieu of fractional shares at the rate of $24.91 per share, amounted to $5.

On November 28, 2006, the Board of Directors declared a five percent stock dividend payable December 22, 2006 to shareholders of record on December 8, 2005. Cash paid in lieu of fractional shares at the rate of $26.55 per share, amounted to $6.

All shares and per share data have been retroactively adjusted to reflect the stock dividends.

INDEX TO EXHIBITS

Exhibit No.	Item	Sequential Page Number

3.1	Articles of Incorporation of the Company(1)

3.2	By-laws of the Company(1)

10.1	1998 Stock Option Plan of Canyon National Bank, assumed by the Company on June 30, 2006(1)

10.2	2000 Stock Option Plan of Canyon National Bank, assumed by the Company on June 30, 2006(1)

10.3	Employment Agreement dated March 1, 1998 between the Bank and Stephen G. Hoffmann(1)

10.4	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Stephen G. Hoffmann(1)

10.5	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Jonathan J. Wick(1)

10.6	Lease between Canyon National Bank and Smoke Tree Village Shopping Center dated February 10, 1998 (Main Office)(1)

10.7	Lease dated May 21, 2001 between Canyon National Bank and J. W. Trust dba Smoke Tree Village Shopping Center (Office Space)	80

10.8	Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (Palm Springs Branch Office)(901 Tahquitz Way)	98

10.9	Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (TESA Office Space)(901 Tahquitz Way)(1)

10.10	Lease dated July 25, 2005 between Canyon National Bank and DBP Investments, LLC (2nd Palm Desert Branch)(1)

10.11	Voting and Stock Transfer Agreement between Canyon National Bank and the Agua Caliente Band of Cahuilla Indians dated February 1, 1998(1)

10.12	Amendment to Voting and Stock Transfer Agreement between Canyon National Bank, Canyon Bancorp and the Agua Caliente Band of Cahuilla Indians dated February 1, 2006(1)

10.13	Commitment letter dated February 1, 2006 among the Company, the Agua Caliente Band of Cahuilla Indians and the Federal Reserve Board(1)

10.14	Subcontract for TESA Services between the Bank and the Agua Caliente Band of Cahuilla Indians dated October 1, 2002(1)

10.15	Salary Continuation Agreement dated May 15, 2006 between the Bank and Stephen G. Hoffmann(2)

10.16	Salary Continuation Agreement dated June 30, 2006 between the Bank and Jeffrey Gobble(2)

11	Statement Regarding Computation of Net Earnings Per Share(3)

14	Code of Conduct	115

Exhibit No.	Item	Sequential Page Number

21	Subsidiaries of the Registrant	126

23	Consent of Independent Public Accounting Firm	127

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	128

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	129

32	Certification of periodic report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	130

(1)	Incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on July 5, 2006.
(2)	Incorporated by reference to Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission on August 14, 2006.
(3)	Incorporated by reference to Note#3 of the Company’s financial statements included herein.