Form 10-Q
period 2007-03-31
Canyon Bancorp
filed 2007-05-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, or a non-accelerated file. See definition of “Accelerated File and Large Accelerated File” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of common stock, as of May 7, 2007 is 2,338,747.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of March 31, 2007 and December 31, 2006. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 are consolidated for the Company and the Bank. Financial statements for the three months ended March 31, 2006 are for the Bank only. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of March 31, 2007 and December 31, 2006

Consolidated Statements of Operations

For the three months ended March 31, 2007 and 2006

Consolidated Statements of Cash Flows

For the three months ended March 31, 2007 and 2006

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2007 and 2006

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	3/31/2007 (Unaudited)	12/31/2006 (Audited)
Assets
Cash and cash equivalents	$32,583	$20,569
Interest-bearing deposits in other financial institutions	1,600	2,000
Investment securities available for sale	11,956	14,250
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,573	1,558
Loans held for sale	1,420	752
Loans receivable, net	210,709	202,881
Furniture, fixtures and equipment	4,436	4,548
Income tax receivable	—	276
Deferred tax asset	1,706	1,713
Other assets	1,690	3,821

Total Assets	$267,673	$252,368

Liabilities and Stockholders’ Equity

Deposits:
Demand deposits	$87,045	$90,248
NOW accounts	13,102	9,645
Savings and money market	81,553	67,770
Time certificate of deposits	58,228	58,767

Total Deposits	239,928	226,430

Other Liabilities	1,938	1,515

Total Liabilities	241,866	227,945

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,338,627 and 2,316,627 shares issued and outstanding as of of March 31, 2007 and December 31, 2006, respectively	21,103	20,803
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	(93)	(106)
Retained earnings	4,797	3,726

Total Stockholders’ Equity	25,807	24,423

Total Liabilities and Stockholders’ Equity	$267,673	$252,368

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three months ended March 31, 2007 and 2006

(Dollars in thousands, except per share amounts)

	3/31/2007	3/31/2006
Interest income:
Loans receivable	$4,820	$3,866
Federal funds sold	179	180
Interest bearing deposits in other financial institutions	17	38
Investment securities available for sale	141	234

Total Interest Income	5,157	4,318

Interest expense on deposits	1,343	803

Net Interest Income	3,814	3,515

Provision for loan losses	90	225

Net Interest Income After
Provision for Loan Losses	3,724	3,290

Noninterest income:
Service charges and fees	166	136
Loan related fees	178	166
Lease administration fees	222	310
Automated teller machine fees	163	145

Total Noninterest Income	729	757

Noninterest expenses:
Salaries and employee benefits	1,429	1,315
Occupancy and equipment expense	372	328
Professional fees	70	93
Data processing	144	124
Marketing and advertising expense	115	104
Director and shareholder expense	112	110
Other operating expense	409	377

Total Noninterest Expenses	2,651	2,451

Earnings before income taxes	1,802	1,596
Income Tax Expense	731	650

Net earnings	$1,071	$946

Earnings Per Share:
Basic	$0.46	$0.42

Diluted	$0.44	$0.39

Weighted Average Shares Outstanding:

Basic	2,323,023	2,271,542

Diluted	2,422,504	2,401,437

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the three months ended March 31, 2007 and 2006

(Dollars in thousands)

	3/31/07	3/31/06
Operating Activities:
Net earnings	$1,071	$946
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(251)	(295)
Depreciation of fixed assets	150	131
Amortization of premium/discounts on investment securities, net	1	(39)
Net loss on disposition of fixed assets	—	2
FHLB stock dividends received	(15)	(11)
Provision for loan losses	90	225
Increase in other assets	2,131	2,037
Net increase/(decrease) in loans held for sale	(667)	473
Decrease in incomes tax receivable	493	69
Increase in other liabilities	423	740
Excess tax benefit from share-based payment arrangements	(217)	(51)

Net cash provided by operating activities	3,209	4,227

Investing Activities:
Net (increase)/decrease in loans	(7,668)	2,238
Purchase of investment securities available for sale	—	(3,606)
Proceeds from maturing/called investment securities available for sale	2,000	4,000
Principal repayment of investment securities available for sale	313	337
Decrease in interest bearing deposits in other financial institutions	400	—
Purchases of premises and equipment	(38)	(238)

Net cash (used in)/provided by investing activities	(4,993)	2,731

Financing Activities:
Net increase/(decrease) in deposits non-term deposits	14,037	(8,510)
Net increase/(decrease) in time certificates of deposit	(538)	8,512
Proceeds for exercise of stock options	82	29
Excess tax benefit from shared-based payment arrangements	217	51

Net cash provided by financing activities	13,798	82

Net Increase in Cash and Cash Equivalents	12,014	7,040

Cash and Cash Equivalents at the Beginning of the Period	20,569	27,576

Cash and Cash Equivalents at the End of the Period	$32,583	$34,616

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,327	$764

Taxes Paid	$—	$89

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$21	$(1)

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three months ended March 31, 2007 and 2006

(Dollars in Thousands)

	3/31/07	3/31/06
Net earnings	$1,071	$946
Other comprehensive income:
Unrealized gain on investment securities available-for-sale, net of related income tax expense of $8 for March 31, 2007	13	—

Comprehensive Income	$1,084	$946

See accompanying notes to financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 28, 2006	December 8, 2006	December 22, 2006	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

FAIR VALUE OPTIONS: On February 15, 2007 FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”.

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

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. This SFAS does not have a material impact on the financial condition, results of operations, or liquidity of the Company.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: Effective January 1, 2007 the Company adopted FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. This SFAS does not have a material impact on the financial condition, results of operations, or liquidity of the Company.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. Management has determined that FIN 48 will not have a significant impact on its consolidated position and results of operations.

3.	Share Based Compensation

The following table presents the activity related to options for the three months ended March 31, 2007 and 2006.

	March 31, 2007				March 31, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	197,733	$8.71			248,778	$8.08
Granted	—	—			—	—
Cancelled	(449)	24.40			—	—
Exercised	(22,000)	3.73			(6,903)	4.10

Outstanding, end of period	175,284	9.29	4.6 Years	$591	241,875	8.19	5.0 Years	$713

Options exercisable, end of period	175,284	$9.29	4.6 Years	$591	241,875	$8.19	5.0 Years	$713

4.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a bank holding company with a single banking subsidiary. The Company was incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a national banking association which was organized on March 6, 1998, and is headquartered in Palm Springs, California. Palm Springs is located in the Coachella Valley, which is located within Riverside County in Southern California. The Bank received its charter to commence the business of banking from the Office of the Comptroller of the Currency (“OCC”) on July 10, 1998. Concurrent with OCC approval, FDIC deposit insurance became effective and began insuring depositor’s accounts up to $100,000. In July 1998, the Bank opened for business and commenced banking operations at its main office located at 1711 East Palm Canyon Drive, Palm Springs, California. In addition to its main office, the Bank has three branch offices, one in Palm Springs and two in Palm Desert. The Bank’s most recently opened branch, located at 77-933 Las Montanas Road, Palm Desert, California, commenced operations on March 23, 2006.

As of May 7, 2007, the Company’s 2,338,747 shares of Common Stock are held by 298 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

Forward Looking Statements

This Form 10-Q includes forward-looking statements that involve inherent risks and uncertainties. Words such as “expects”, “anticipates”, “believes”, “projects”, and “estimates” or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed, forecast in, or implied by such forward looking statements.

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Bank. These include, but are not limited to, the possibility of deterioration in economic conditions in the Coachella Valley, the Company’s service area; risks associated with fluctuations in interest rates; liquidity risks; asset/liability matching risks; the competitive environment in which the Company operates and its impact upon the Company’s net interest margin; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; and risks associated with the many current and future laws and regulations to which the Company is subject.

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

•

All other loans that are not included by the credit grading system in the population of loans reviewed individually, but are delinquent or are classified or designated special mention (e.g., pools of smaller delinquent, special mention and classified commercial and industrial, real estate loans).

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

Although Management believes the level of the allowance at March 31, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At March 31, 2007, total assets were $267.7 million compared to $252.4 million at December 31, 2006, resulting in a $15.3 million or 6.1% increase in total assets over the three-month period. Over this same three-month period, net loans receivable increased by $7.8 million or 3.9%, investment securities available for sale and interest bearing deposits in other financial institutions decreased by $2.7 million or 15.0% and cash and cash equivalents increased by $12.0 million or 58.4%. At March 31, 2007 and December 31, 2006, net loans receivable comprised 78.7% and 80.4%, respectively, of total assets and represented 87.8% and 89.6%, respectively, of deposits.

Loan Portfolio

The increase in loans receivable from year-end 2006 to March 31, 2007 is primarily the result of an increase of non-construction real estate loans. Non-construction real estate loans are primarily secured by commercial real estate properties. From year-end 2006, gross loans increased by $7.8 million to $214.9 million at March 31, 2007. The largest loan category at March 31, 2007 is real estate loans—excluding construction loans—which constitutes

58.1% of gross loans. The next largest loan concentration is construction loans (24.4% of gross loans) and commercial loans (14.9% of gross loans) secured by non-real estate assets or made on an unsecured basis. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (2.6% of gross loans). With the exception of loans to Native Americans, a majority of the Company’s loans are made by borrowers residing, or doing business, within the Coachella Valley and surrounding area. When collateral is used to secure a loan, the collateral is generally secured by property located within the Coachella Valley. Loans to Native Americans are generally located throughout the State of California.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at March 31, 2007 total $26.6 million, or 12.4% of gross loans, many of which are guaranteed by the United States Government. At that same date, loan balances of $15.8 million are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at March 31, 2007 and December 31, 2006 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	March 31 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate:
Construction	$52,432	24.4%	$50,305	24.3%
Other	124,966	58.1%	114,825	55.4%
Commercial	32,027	14.9%	36,217	17.5%
Consumer	5,491	2.6%	5,793	2.8%

Gross loans	214,916	100.0%	207,140	100.0%

Deferred loan origination fees and costs	(845)		(837)
Allowance for loan losses	(3,362)		(3,422)

Net loans	$210,709		$202,881

Loans held for sale	$1,420		$752

Principal balance guaranteed by federally insured programs	$15,847		$15,952

Principal balance outstanding to Native American entities	$26,631		$26,014

The weighted average interest rate on the loan portfolio at March 31, 2007, is 8.58%. At March 31, 2007, eighty-nine percent (89%) or $191.4 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. Seventy-seven percent (77%) or $166.8 million of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $7.6 million and $7.1 million at March 31, 2007 and December 31, 2006, respectively.

Commercial Real Estate Loans

In December 2006, the OCC, Board of Governors of the Federal Reserve System; and FDIC (the “Agencies”) issued final joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “Guidance”). This Guidance applies to national banks and state chartered banks and was developed to reinforce sound risk management practices for institutions with high and increasing concentrations of commercial real estate loans on their balance sheets.

For purposes of this Guidance, commercial real estate (CRE) loans are exposures secured by raw land, land development and construction (including 1-4 family residential construction, multi-family property, and nonresidential property) where the primary or significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property.

Banks with CRE concentrations should have in place risk management practices consistent with this Guidance to mitigate the increased risks associated with such concentrations. The Guidance sets forth the following criteria to determine whether a concentration in CRE lending warrants the use of heightened risk management practices: (i) total loans for construction, land development, and other land represent one hundred percent (100%) or more of the Bank’s total capital; or (ii) total loan secured by multifamily proprieties, nonresidential properties, construction, land development, and other land represents three hundred percent (300%) or more of total capital.

Banks exceeding the threshold would be deemed to have a concentration in CRE loans and should have heightened risk management practices appropriate to the degree of CRE concentration risk of these loans in their portfolios and consistent with the Guidance. The Agencies have excluded loans secured by owner-occupied properties from the CRE definition because their risk profiles are less influenced by the condition of the general CRE market.

At March 31, 2007, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 239% of total capital. The Company’s ratio of total CRE loans to total capital was 338% at March 31, 2007 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

a)	has secured United States Government guarantees on certain loans to mitigate potential losses, and

b)	has instituted an extensive funds control process to disburse construction loan proceeds, and

c)	has capital levels in excess of the well-capitalized amounts required by federal banking authorities to support possible future losses, and

d)	has experienced no significant historical CRE loan charge-offs since inception of the Company,

e)	has modified its minimum underwriting standards in response to slower growth of real estate values and a general slowing in the local and national economies, and,

f)	has instituted a reporting process to the Board of Directors to monitor concentrations.

The table on the following page sets forth the amount of total loans outstanding as of March 31, 2007 for real estate loans by sub category and occupancy type.

	As of March 31, 2007 (Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$5,513	$38,530	$44,043
Multifamily	—	682	682
Commercial	2,349	3,702	6,051
Land Improvements	—	1,656	1,656
Other
1 to 4 Family Residential	12,328	4,125	16,453
Home Equity Lines of Credit	1,168	4,057	5,225
Multifamily	—	3,533	3,533
Commercial	48,247	36,300	84,547
Land	—	15,208	15,208

Total Real Estate Loans	$69,605	$107,793	$177,398

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the financing needs of its clients. These commitments to provide credit represent an obligation of the Company to its clients, which is not represented within the Company’s balance sheets. At March 31, 2007 and December 31, 2006, the Company had $62.8 million and $60.4 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at March 31, 2007 is 37.1% undisbursed construction loans, 47.4% unused lines of credit, 6.0% unused home equity lines of credit, and 9.5% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The table on the following page sets forth non-performing assets as of March 31, 2007, and 2006 and December 31, 2006, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

The allowance for loan losses as a percentage of gross loans was 1.56% at March 31, 2007 and 1.65% at December 31, 2006.

At March 31, 2007, the outstanding principal balance of nonaccrual loans totaled $1.8 million which consisted of two loans secured by residential real estate property and one business loan guaranteed by the United States Bureau of Indian Affairs. Management estimates the loan to value ratios of the real estate secured loans to be sufficient to repay the debt without a significant loss. The Company has initiated foreclosure procedures on the properties in question. The Company also does not expect to incur a significant loss from the loan guaranteed by the United States Bureau of Indian Affairs.

One major residential real estate loan (outstanding principal balance of $1.5 million) was accounted for on a nonaccrual basis and was adversely classified at both March 31, 2007 and December 31, 2006 due to the borrower’s inability to make timely periodic payments. This one loan makes up for a substantial portion of nonaccrual loans and adversely classified loans at those dates. One year earlier, or at March 31, 2006, this one loan was accounted for on an accrual basis but was adversely classified. Subsequent to March 31, 2007, the Company collected the delinquent payments and the foreclosure process was delayed. One year earlier, on March 31, 2006, one loan, secured by unimproved land with an outstanding principal balance of $1.5 million, was accounted for on a nonaccrual basis and was adversely classified. This land loan was fully repaid during the fourth quarter of 2006 with the Company incurring no loss of principal or interest.

Non-performing Assets

(dollars in thousands)

	March 31		December 31 2006
	2007	2006
Other real estate owned	$—	$—	$—
Nonaccrual loans [1]
Real Estate:
Construction	—	—	—
Other	1,544	1,856	1,794
Commercial	223	—	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets:	1,767	1,856	1,794

Adversely classified loans: [1]
Substandard
Real estate
Construction	—	—	—
Other	2,066	3,387	2,074
Commercial	24	202	125
Consumer	—	5	—

Total substandard	2,090	3,594	2,199

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$2,090	$3,594	$2,199

Ratio of adversely classified loans to gross loans at period end	1.0%	2.1%	1.1%
Ratio of allowance for loan losses to nonperforming loans [2]	190.3%	171.9%	190.7%
Ratio of allowance for loan losses to adversely classified	160.9%	88.8%	155.6%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.
[2]	Nonperforming loans is defined as other real estate owned, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the three-months ended March 31, 2007 and 2006, and the year ended December 31, 2006, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2007	2006	2006
Balances:
Average gross loans outstanding during period	$214,845	$176,711	$189,228
Total gross loans outstanding at end of period	214,916	173,796	207,140

Allowance for loan losses:
Balance at beginning of period	3,422	2,939	2,939
Provision for loan losses	90	225	525
Loan charge-offs
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	(143)	—	(42)
Consumer	(7)	(26)	(62)

Total loan charge-offs	(150)	(26)	(104)

Recoveries
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	—	51	53
Consumer	—	2	9

Total recoveries	—	53	62

Net loan (charge-off’s)/recoveries	(150)	27	(42)

Balance at end of period	$3,362	$3,191	$3,422

Ratios:
Net loan charge-off’s/(recoveries) to average loans [1]	0.28%	-0.06%	0.02%
Allowance for loan losses to gross loans at the end of the period	1.56%	1.84%	1.65%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [1]	17.85%	-3.38%	1.23%
Net loan charge-off’s/(recoveries) to provision for loan losses	166.67%	-12.00%	8.00%

[1]	Interim periods annualized

The Company intends to continue to concentrate the majority of its earning assets in commercial and real estate loans. In all forms of lending there are inherent risks. Further, the Company does not engage in subprime lending.

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

Although Management believes the allowance for loan losses at March 31, 2007 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Security and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at March 31, 2007 is $12.0 million with a 3.60% yield. This compares to a fair value of $14.2 million at December 31, 2006 with a 3.65% yield. The unrealized loss on available for sale investment securities at March 31, 2007 is $157,000 ($93,000 net of related income taxes) or 1.3% of amortized cost.

During the first three months of 2007, principal repayments and maturities of investment securities available for sale totaled $2.3 million. During 2006, the Company initiated a plan to purchase income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has a 6.2 years average life compared to an average life of approximately 3.0 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at March 31, 2007 and December 31, 2006. The Company has no securities classified as held to maturity or trading.

	As of March 31, 2007				As of December 31, 2006
	Amortized Costs	Fair Value	Percent	Yield (1)	Amortized Costs	Fair Value	Percent	Yield (1)
US agencies	$4,000	$3,981	33%	3.05%	$6,000	$5,968	42%	3.29%
Mortgage-backed securities	4,771	4,640	39%	4.03%	5,086	4,948	35%	4.06%
State and municipal bonds	3,342	3,335	28%	3.66%	3,342	3,334	23%	3.66%

Total	$12,113	$11,956	100%	3.60%	$14,428	$14,250	100%	3.65%

[1]	Yield on state and municipal bonds is stated on a tax equivalent basis

Deposits

Total deposits at March 31, 2007 were $239.9 million compared to $226.4 million at December 31, 2006. The largest category of deposit accounts at March 31, 2007, is non-interest bearing demand deposits which make up 36.3% of total deposits. Thirty-four percent of total deposits are savings and money market accounts. At March 31, 2007 and December 31, 2006, the weighted average term to maturity of certificate of deposits was 6.7 months and 6.1 months, respectively. The weighted average interest rates paid on time deposits was 4.63% and 4.52% at March 31, 2007 and December 31, 2006, respectively.

The table below reflects the major categories of deposits as a percentage of total deposits as of March 31, 2007 and December 31, 2006.

Deposits

(dollars in thousands)

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Demand deposits	$87,045	36.3%	$90,248	39.9%
NOW Accounts	13,102	5.5%	9,645	4.3%
Savings and money market	81,553	34.0%	67,770	29.9%
Time deposits $100,000 and greater	44,609	18.6%	46,114	20.4%
Time deposits less than $ 100,000	13,619	5.7%	12,653	5.6%

Total Deposits	$239,928	100.0%	$226,430	100.0%

Results of Operations

The net earnings during the three-month period ended March 31, 2007 were $1,071,000 or $.44 per diluted share compared to net earnings of $946,000 or $.39 per diluted share for the same quarter in 2006. Higher net earnings in the quarter ending March 31, 2007 are primarily attributable to (i) a 9% increase in net interest income, offset by (ii) a 4% decrease in noninterest income, and (iii) an 8% increase in noninterest expense.

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

The yield earned on interest earning assets for the quarter ended March 31, 2007 was 8.57% compared to 7.87% for the quarter ended March 31, 2006. Interest bearing deposit costs for the first quarter of 2007 were 3.73% compared to 2.49% for the first quarter of 2006. The net interest margin or net interest income divided by average interest earning assets for the first quarter of 2007 and 2006 was 6.34% and 6.40%, respectively.

Loan, federal funds sold and investment security yields generally increased from 2006 to 2007 primarily due to: a) repricing of these assets at higher yields, and b) higher interest rates charged on new assets. While interest yields increased from 2006 to 2007, deposit costs also increased significantly in 2007.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three-months ended March 31, 2007, the increase in net interest income over the same prior year period is primarily attributable to the volume growth within the loan portfolio combined with increases in loan yields. Higher interest rates paid on deposit accounts and an increase in the volume of time certificates of deposit offset the increases in interest income.

The table set forth below presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to: (i) changes in balances, and (ii) changes in interest rates. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by the old rate), and (ii) changes in rate (i.e., changes in rate multiplied by old volume).

Rate Volume Analysis

For the three months ended March 31, 2007 compared to March 31, 2006

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$862	$92	$954
Federal funds sold	(14)	13	(1)
Investment securities	(108)	(6)	(114)

Total interest income	740	99	839

Interest bearing liabilities
NOW accounts	$6	$41	$47
Savings and money market	(45)	218	173
Time certificates of deposits	191	129	320

Total interest expense	152	388	540

Net interest income	$588	$(289)	$299

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

For the first quarter, the primary reason for the increase in net interest income from 2006 to 2007 is the increase in average interest earning assets and liabilities partially offset by higher interest costs paid on deposit accounts.

The table set forth below shows the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended March 31, 2007			Three-months ended March 31, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$214,569	$4,820	9.11%	$176,129	$3,866	8.90%
Federal funds sold	15,167	196	5.24%	16,381	180	4.46%
Investment securities	14,253	141	4.01%	30,118	272	3.66%

Total interest-earning assets	243,989	5,157	8.57%	222,628	4,318	7.87%

Non-interest earning assets	17,120			18,877

Total assets	$261,109			$241,505

Interest bearing liabilities
NOW deposits	$12,264	$54	1.79%	$8,097	$8	0.40%
Savings deposits and money market	75,397	631	3.39%	83,292	457	2.23%
Time deposits	58,372	658	4.57%	39,578	338	3.46%

Total interest-bearing liabilities	146,033	1,343	3.73%	130,967	803	2.49%

Demand deposits	87,921			88,696
Non-interest-bearing liabilities	1,956			1,668

Total liabilities	235,910			221,331

Stockholders’ equity	25,199			20,174

Total liabilities and stockholders’ equity	$261,109			$241,505

Net interest spread [3]		$3,814	4.84%		$3,515	5.38%
Net interest margin [4]			6.34%			6.40%

[1]	Interest rates for interim periods have been annualized
[2]	Excludes allowance for loan losses
[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities
[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended March 31, 2007 totaled $729,000 compared to $757,000 for the three months ended March 31, 2006. All major categories of non-interest income revenues, with the exception of lease administration fees, increased in the first quarter 2007 over the same quarter last year. Lease administration fees declined by $88,000 during this period due to lower transaction volume. Lease administration fees are collected under a subcontract with the Agua Caliente Band of Cahuilla Indians, a principal shareholder of the Company, for certain allocated reservation land transfers. ATM fee revenues are generated primarily from servicing ATM’s owned by others, for whom the Company performs settlement, monitoring, claims processing, and related services.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on servicing government guaranteed loans, primarily Section 184 fees as discussed below. Mortgage banking activity generated fee revenues of $25,800 during the first quarter of 2007 compared to $81,100 generated during the first quarter of the prior year. Higher interest rates in 2007 contributed to the decline in mortgage banking revenues from the prior year. In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in eight Western states. The Company does not retain or service loans originated under this program. During the first quarter of 2007, the Company earned $139,700 in Section 184 fees, compared to $71,600 during the first quarter of 2006.

In addition to mortgage banking fees and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended March 31, 2007 and 2006 noninterest expenses totaled $2,651,000 and $2,451,000, respectively. Increases in salaries and employee benefits, marketing and advertising, and other operating expense is primarily attributed to personnel merit and performance increases, expansion of facilities and equipment, and additional personnel employed to service the Company’s larger loan/deposit portfolios and products. Non-interest expenses related to the new branch opened in the first quarter 2006 were $159,000 for the first quarter 2007 while much lower ($61,000) for the first quarter 2006. Also contributing to higher general and administrative expenses in 2007 are personnel additions in the Tribal Services division of the Company.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Noninterest Income and Noninterest Expense

(dollars in thousands)

	Three-months Ended March 31,
	2007		2006
	Amount	% of Total	Amount	% of Total
Noninterest income:
Service charges and fees	$166	23%	$136	18%
Loan related fees	178	24%	166	21%
Lease administration fees	222	30%	310	41%
Automated teller machine fees	163	22%	145	19%

Total noninterest income	729	100%	757	100%

		.
Noninterest expenses:
Salaries and employee benefits	1,429	54%	1,315	54%
Occupancy and equipment expense	372	14%	328	13%
Professional fees	70	3%	93	4%
Data processing	144	5%	124	5%
Marketing and advertising expense	115	4%	104	4%
Directors and shareholders expense	112	5%	110	5%
Other operating expense	409	15%	377	15%

Total noninterest expenses:	2,651	100%	2,451	100%

Net noninterest expense	$1,922		$1,694

Net noninterest expense as a percentage of average total assets (annualized)	2.94%		2.81%

Provision for Loan Losses

For the quarter ended March 31, 2007, the provision for loan losses the Company charged against current period earnings was $90,000 compared to $225,000 for the prior year’s same quarter. Management believes that the credit quality of its loan portfolio remains relatively stable. The composition of its loan portfolio has also changed, with an increase in volume of secured real estate loans and a decrease in volume of unsecured commercial and consumer loans. As a result, management deemed the level of its allowance for loan losses to be adequate and the provision charged against current period earnings to be adequate as well.

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

Liquidity

At March 31, 2007 and December 31, 2006 the Company had 17.2% and 14.6%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the Federal Home Loan Bank of San Francisco (FHLB-SF), or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds and up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets.

Provision for Income Taxes

The provision for income taxes was $731,000 and $650,000 for the quarter ended March 31, 2007 and 2006, respectively. The increase in the income tax provision is commensurate with growth in pre-tax income. The Company’s effective tax rate was 40.6% for the first quarter of 2007 and 40.7% for the first quarter of 2006.

Asset Liability Management and Interest Rate Sensitivity

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

Net interest income simulation. As of March 31, 2007, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet at March 31, 2007 was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of March 31, 2007. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

The simulation results indicate the Company’s interest rate risk position was asset sensitive as the simulated impact of an upward movement in interest rates would result in increases in net interest income over the next 12 month period while a downward movement in interest rates would result in a decrease in net interest income over the next 12 months.

Market Value of Equity

The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in the market value of the Company’s interest-sensitive financial instruments that would occur in response to an immediate and sustained increase or decrease in market rates of 50, 100, 150 and 200 basis points. This analysis assigns significant value to noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model in an interest rate risk management tool and the results are not necessarily an indication of the Company’s actual future results. Actual results may vary significantly from model results. Loan prepayments and deposit attrition, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

The results of the market value of equity model indicate that an increase in interest rates would decrease the Company’s market value of equity from the base case while a decrease in interest rates would increase the market value of equity.

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table on the next page illustrates the volume and repricing characteristics of the Company’s balance sheet at March 31, 2007 over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of March 31, 2007

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Gross loans [1]	$101,104	$32,720	$68,907	$11,839	$214,570
Certificates of deposit	1,600	—	—	—	1,600
Investments [2]	3,981	1,716	3,237	3,022	11,956
Federal funds sold	20,085	—	—	—	20,085

Total	126,770	34,436	72,144	14,861	248,211

Interest-bearing liabilities
NOW accounts	13,102	—	—	—	13,102
Savings and money market	81,553	—	—	—	81,553
Time deposits of $100,000 or more	22,884	18,085	3,640	—	44,609
Other deposits	4,689	6,952	1,978	—	13,619

Total	$122,228	$25,037	$5,618	$—	$152,883

Interest rate sensitivity gap	$4,542	$9,399	$66,526	$14,861	$95,328
Cumulative interest rate sensitivity gap	4,542	13,941	80,467	95,328
Cumulative interest rate sensitivity gap ratio (based on total assets)	1.7%	5.2%	30.1%	35.6%

[1]	Excludes non-accrual loans.
[2]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $25.8 million or 9.64% of total assets at March 31, 2006. The ratio of shareholders equity to total assets at December 31, 2006 was 9.68%. The decrease in the equity to asset ratio is due to asset growth (6.1%) outpacing capital growth (5.7%). The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at March 31, 2007 and December 31, 2006. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s actual capital amounts and ratios as of March 31, 2007 and December 31, 2006 are presented in the following table:

Regulatory Capital

(dollars in thousands)

	March 31, 2007
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$25,144	25,144	27,826
Ratio	9.6%	11.8%	13.0%

FDICIA well capitalized required capital:
Amount	$13,055	12,820	21,367
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,444	8,547	17,094
Ratio	4.0%	4.0%	8.0%

	December 31, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$24,045	24,045	26,575
Ratio	9.3%	11.9%	12.6%

FDICIA well capitalized required capital:
Amount	$12,879	12,081	20,134
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,303	8,054	16,107
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of March 31, 2007 and December 31, 2006:

Regulatory Capital

(dollars in thousands)

	March 31, 2007	December 31, 2006
Capital in accordance with generally accepted accounting principles	$25,050	$23,939
Adjustments for Tier 1 capital and Tier 1 risk based capital -unrealized (loss) on investment securities available for sale	(94)	(106)

Total Tier 1 capital and Tier 1 risk-based capital	25,144	24,045
Adjustments for risk-based capital - allowance for credit losses 1	2,682	2,530

Total risk-based capital	$27,826	$26,575

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of March 31, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion or Plan of Operations” which provides an update to the Company’s quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Interest Rate Risk Management” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which text is incorporated here by reference. This analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward- looking information.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II- Other Information

Item 1 - Legal Proceedings

As of March 31, 2007, the Company was not a party to any significant legal proceedings.

Item 1a -Risk Factors

There have been no material changes with respect to the risk factors described in Item 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which Item 1 is incorporated herein by reference.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

Not applicable

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Bancorp
(Registrant)

Date: May 11, 2007	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating
Officer and Chief Financial Officer