Form 10-Q
period 2007-06-30
Canyon Bancorp
filed 2007-08-13
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Number of shares outstanding of common stock, as of August 6, 2007 is 2,342,338.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No  ☒

Part I – Financial Information

Item 1 – Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of June 30, 2007 and December 31, 2006. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2007. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for June 30, 2007, and December 31, 2006 and for the three months and six months ended June 30, 2007 and 2006 are consolidated for the Company and the Bank. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of June 30, 2007 and December 31, 2006

Consolidated Statements of Operations

For the three months and six months ended June 30, 2007 and 2006

Consolidated Statements of Cash Flows

For the six months ended June 30, 2007 and 2006

Consolidated Statements of Comprehensive Income

For the three months and six months ended June 30, 2007 and 2006

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	6/30/2007 (Unaudited)	12/31/2006 (Audited)
Assets
Cash and cash equivalents	$16,945	$20,569
Interest-bearing deposits in other financial institutions	1,382	2,000
Investment securities available for sale	12,063	14,250
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,585	1,558
Loans held for sale	390	752
Loans receivable, net	220,034	202,881
Furniture, fixtures and equipment	4,363	4,548
Income tax receivable	—	276
Deferred tax asset	1,722	1,713
Other assets	2,122	3,821

Total Assets	$260,606	$252,368

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$78,878	$90,248
NOW accounts	11,461	9,645
Savings and money market	80,076	67,770
Time certificate of deposits	61,239	58,767

Total Deposits	231,654	226,430

Other Liabilities	2,042	1,515

Total Liabilities	233,696	227,945

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,342,338 and 2,316,627 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	21,153	20,803
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	(118)	(106)
Retained earnings	5,875	3,726

Total Stockholders’ Equity	26,910	24,423

Total Liabilities and Stockholders’ Equity	$260,606	$252,368

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three and six months ended June 30, 2007 and 2006

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$4,921	$4,113	$9,741	$7,980
Federal funds sold	210	302	389	482
Interest bearing deposits in other financial institutions	20	51	37	88
Investment securities available for sale	155	241	296	475

Total Interest Income	5,306	4,707	10,463	9,025
Interest expense on deposits and other borrowings	1,452	938	2,796	1,740

Net Interest Income	3,854	3,769	7,667	7,285
Provision for loan losses	110	100	200	325

Net Interest Income After Provision for Loan Losses	3,744	3,669	7,467	6,960

Noninterest income:
Service charges and fees	174	144	339	279
Loan related fees	87	134	266	301
Lease administration fees	185	365	407	674
Automated teller machine fees	184	154	347	299
Net loss on disposition of fixed assets	—	—	—	(3)

Total Noninterest Income	630	797	1,359	1,550

Noninterest expenses:
Salaries and employee benefits	1,224	1,387	2,654	2,702
Occupancy and equipment expense	355	368	727	695
Professional fees	124	73	194	180
Data processing	140	138	283	262
Marketing and advertising expense	100	117	215	220
Director and shareholder expense	153	142	265	239
Other operating expense	465	449	873	824

Total Noninterest Expenses	2,561	2,674	5,211	5,122

Earnings before income taxes	1,813	1,792	3,615	3,388
Income Tax Expense	736	729	1,466	1,379

Net earnings	$1,077	$1,063	$2,149	$2,009

Earnings Per Share:
Basic	$0.46	$0.46	$0.92	$0.88
Diluted	$0.45	$0.44	$0.89	$0.83

Weighted Average Shares Outstanding:
Basic	2,339,693	2,287,588	2,331,404	2,279,617
Diluted	2,420,291	2,413,313	2,423,203	2,410,585

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the six months ended June 30, 2007 and 2006

(Dollars in thousands)

	6/30/07	6/30/06
Operating Activities:
Net earnings	$2,149	$2,009
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(464)	(628)
Depreciation of fixed assets	298	273
Amortization of premium/discounts on investment securities, net	(4)	(76)
Net loss on disposition of fixed assets	—	3
FHLB stock dividends received	(26)	(22)
Provision for loan losses	200	325
Increase in other assets	1,697	2,143
Net (increase)/decrease in loans held for sale	367	(752)
Decrease in incomes tax receivable	276	69
Increase in deferred tax asset	—	(48)
Increase in other liabilities	774	591
Excess tax benefit from share-based payment arrangements	(246)	(86)

Net cash provided by operating activities	5,021	3,801

Investing Activities:
Net increase in loans	(16,894)	(9,050)
Purchase of investment securities available for sale	(4,488)	(6,879)
Purchase of FHLB/FRB stock	—	(93)
Proceeds from maturing/called investment securities available for sale	6,000	7,000
Principal repayment of investment securities available for sale	658	819
Decrease/(increase) in interest bearing deposits in other financial institutions	618	(1,200)
Purchases of premises and equipment	(113)	(555)

Net cash used in by investing activities	(14,219)	(9,958)

Financing Activities:
Net increase/(decrease) in deposits non-term deposits	2,753	(14,806)
Net increase in time certificates of deposit	2,472	12,938
Proceeds for exercise of stock options	103	83
Excess tax benefit from shared-based payment arrangements	246	86

Net cash (used in)/provided by financing activities	5,574	(1,699)

Net Decrease in Cash and Cash Equivalents	(3,624)	(7,856)
Cash and Cash Equivalents at the Beginning of the Period	20,569	27,576

Cash and Cash Equivalents at the End of the Period	$16,945	$19,720

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,780	$1,665

Taxes Paid	$630	$1,170

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$(20)	$(108)

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three and six months ended June 30, 2007 and 2006

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net earnings	$1,077	$1,063	$2,149	$2,009
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of related income tax benefit of $16 and $43 for the three months ended June 30, 2007 and 2006, respectively, and $8 and $44 for the six months ended June 30, 2007 and 2006, respectively	(24)	(63)	(12)	(64)

Comprehensive Income	$1,053	$1,000	2,137	$1,945

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 28, 2006	December 8, 2006	December 22, 2006	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

FAIR VALUE OPTIONS: On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The Company is in the process of assessing the impact this SFAS would have on its financial condition and results of operations.

POSTRETIREMENT PLANS: Also in September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company, which is an employer without publicly traded equity securities, would be required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, the Company does not have a defined benefit postretirement plan and does not expect this SFAS to have a material impact on the financial condition, results of operations, or liquidity.

FAIR VALUE MEASUREMENTS: In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. The Company is in the process of assessing the impact this SFAS would have on its financial condition and results or operations.

ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS: Effective January 1, 2007, the Company adopted FASB SFAS No. 156, “Accounting for Servicing of Financial Assets- an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specific situations. Additionally, the servicing asset or servicing liability shall be initially measured at fair value; however, an entity may elect the “amortization method” or “fair value method” for subsequent balance sheet reporting periods. The adoption of this SFAS did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS: Effective January 1, 2007 the Company adopted FASB SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 simplifies accounting for certain hybrid instruments currently governed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by allowing fair value remeasurement of hybrid instruments that contain an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the guidance in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides such beneficial interests are not subject to SFAS No. 133. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a Replacement of FASB Statement No. 125,” by eliminating the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. The adoption of this SFAS did not have a material impact on the financial condition, results of operations, or liquidity of the Company.

ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES: In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48 these will be accounted for as an adjustment to retained earnings. The adoption of FIN 48 did not have a significant impact on the Company’s consolidated position and results of operations.

3.	Share Based Compensation

The following table presents the activity related to options for the six months ended June 30, 2007 and 2006.

	June 30, 2007				June 30, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	197,733	$8.71			248,778	$8.08
Granted	—	—			—	—
Cancelled	(561)	24.06			(1,227)	23.79
Exercised	(25,711)	4.02			(20,815)	3.92

Outstanding, end of period	171,461	9.36	4.4 Years	$583	226,735	8.37	4.9 Years	$684

Options exercisable, end of period	171,461	$9.36	4.4 Years	$583	226,735	$8.37	4.9 Years	$684

4.	Reclassifications

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

As of August 6, 2007, the Company’s 2,342,338 shares of Common Stock are held by 298 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

Although Management believes the level of the allowance at June 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At June 30, 2007, total assets were $260.6 million compared to $252.4 million at December 31, 2006, resulting in a $8.2 million or 3.2% increase in total assets over the six-month period. Over this same six-month period, net loans receivable increased by $17.2 million or 8.5%, investment securities available for sale and interest bearing deposits in other financial institutions decreased by $2.8 million or 17.3% and cash and cash equivalents decreased by $3.6 million or 17.6%. At June 30, 2007 and December 31, 2006, net loans receivable comprised 84.4% and 80.4%, respectively, of total assets and represented 95.0% and 89.6%, respectively, of deposits.

Loan Portfolio

The increase in loans receivable from year-end 2006 to June 30, 2007 is primarily the result of an increase of non-construction real estate loans. Non-construction real estate loans are primarily secured by commercial real estate properties. From year-end 2006, gross loans increased by $17.2 million to $224.4 million at June 30, 2007. The largest loan category at June 30, 2007 is real estate loans—excluding construction loans—which constitutes 58.3% of gross loans. The next largest loan concentration is construction loans (22.5% of gross loans) and commercial loans (17.2% of gross loans) secured by non-real estate assets or made on an unsecured basis. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (2.0% of gross loans). With the exception of loans to Native American entities, a majority of the Company’s loans are made to borrowers residing, or doing business, within the Coachella Valley and surrounding area. Generally, collateral securing real estate loans, with the exception of loans made to Native American entities is located within the Coachella Valley. Loans, and related collateral, if any, to Native American related entities are generally located throughout the State of California and, to a lesser extent, other Western States.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at June 30, 2007 total $26.4 million, or 11.8% of gross loans, many of which are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at June 30, 2007 and December 31, 2006 is set forth below:

	Loan Portfolio Composition (dollars in thousands)
	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate:
Construction	$50,565	22.5%	$50,305	24.3%
Other	130,841	58.3%	114,825	55.4%
Commercial	38,461	17.2%	36,217	17.5%
Consumer	4,516	2.0%	5,793	2.8%

Gross loans	224,383	100.0%	207,140	100.0%

Deferred loan origination fees and costs	(880)		(837)
Allowance for loan losses	(3,469)		(3,422)

Net loans	$220,034		$202,881

Loans held for sale	$390		$752

Principal balance guaranteed by federally insured programs	$15,732		$15,952

Principal balance outstanding to Native American entities	$26,400		$26,014

The weighted average interest rate on the loan portfolio at June 30, 2007, is 8.57%. At June 30, 2007, eighty-eight percent (88%) or $196.3 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. The majority of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $8.8 million and $7.1 million at June 30, 2007 and December 31, 2006, respectively.

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

At June 30, 2007, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 231% of total capital. The Company’s ratio of total CRE loans to total capital was 332% at June 30, 2007 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

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

The table on the following page sets forth the amount of total loans outstanding as of June 30, 2007 for real estate loans by sub category and occupancy type.

Commercial Real Estate (CRE) Loans

(dollars in thousands)

	As of June 30, 2007 (Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$2,838	$37,782	$40,620
Multifamily	—	—	—
Commercial	1,000	6,397	7,397
Land improvements	—	2,548	2,548
Other
1 to 4 family residential	13,445	7,275	20,720
Home equity lines of credit	2,152	3,225	5,377
Multifamily	—	3,516	3,516
Commercial	47,286	38,602	85,888
Unimproved land	—	15,340	15,340

Total Real Estate Loans	$66,721	$114,685	$181,406

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the future financing needs of its clients. These commitments to provide credit represent an obligation of the Company to borrowers, which is not represented within the Company’s balance sheets. At June 30, 2007 and December 31, 2006, the Company had $52.7 million and $60.4 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at June 30, 2007 is 30.5% undisbursed construction loans funds, 53.3% unused commercial lines of credit, 7.1% unused home equity lines of credit, and 9.1% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The allowance for loan losses as a percentage of gross loans was 1.55% at June 30, 2007 and 1.65% at December 31, 2006.

At June 30, 2007, the outstanding principal balance of nonaccrual loans totaled $1.3 million which consisted of four individual loans: a construction loan—outstanding principal balance $562,000, a residential real estate loan—outstanding principal balance $73,000, a loan secured by unimproved land—outstanding principal balance $454,000 and a business loan—outstanding principal balance $223,000 – which is 90% guaranteed by the United States Bureau of Indian Affairs. Management believes the collateral values, less amounts allocated from the allowance for loan losses specifically identified for these loans and considering the loan guarantees, is sufficient to repay the debt without a significant loss. The Company has initiated foreclosure proceedings on all nonaccrual real estate secured loans.

One large residential real estate loan (outstanding principal balance of $1.5 million) was accounted for on a nonaccrual basis and was adversely classified at both March 31, 2007 and December 31, 2006 due to the borrower’s inability to make timely periodic payments. This one loan made up for a substantial portion of nonaccrual loans and adversely classified loans at those dates. During the second quarter 2007, the borrower paid all delinquent interest payments due and the loan was returned to an accrual status. However, this loan remained adversely classified as of June 30, 2007.

The table below sets forth non-performing assets as of June 30, 2007, and 2006 and December 31, 2006, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

Non-performing Assets

(dollars in thousands)

	June 30		December 31
	2007	2006	2006
Other real estate owned	$—	$—	$—
Nonaccrual loans [1]
Real Estate:
Construction	562	—	—
Other	526	1,783	1,794
Commercial	223	—	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets	1,311	1,783	1,794

Adversely classified loans: [1]
Substandard
Real estate
Construction	562	—	—
Other	2,516	1,783	2,074
Commercial	123	189	125
Consumer	—	4	—

Total substandard	3,201	1,976	2,199

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$3,201	$1,976	$2,199

Ratio of adversely classified loans to gross loans at period end	1.4%	1.1%	1.1%
Ratio of allowance for loan losses to nonperforming loans [2]	264.6%	184.4%	190.7%
Ratio of allowance for loan losses to adversely classified assets	108.4%	166.4%	155.6%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.
[2]	Nonperforming loans are defined as other real estate owned, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the three-months ended June 30, 2007 and 2006, and the year ended December 31, 2006, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Six Months Ended June 30,		For the Year Ended December 31,
	2007	2006	2006
Balances: [1]
Average gross loans outstanding during period	$216,134	$177,623	$189,228
Total gross loans outstanding at end of period	224,383	185,443	207,140

Allowance for loan losses:
Balance at beginning of period	3,422	2,939	2,939
Provision for loan losses	200	325	525
Loan charge-offs
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	(147)	—	(42)
Consumer	(6)	(33)	(62)

Total loan charge-offs	(153)	(33)	(104)

Recoveries
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	—	54	53
Consumer	—	3	9

Total recoveries	—	57	62

Net loan (charge-off’s)/recoveries	(153)	24	(42)

Balance at end of period	$3,469	$3,288	$3,422

Ratios:
Net loan charge-off’s/(recoveries) to average loans [2]	0.14%	-0.03%	0.02%
Allowance for loan losses to gross loans at the end of the period	1.55%	1.77%	1.65%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [2]	8.82%	-1.46%	1.23%
Net loan charge-off’s/(recoveries) to provision for loan losses	76.50%	-7.38%	8.00%

[1]	Excludes loans held for sale
[2]	Interim periods annualized

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

Although Management believes the allowance for loan losses at June 30, 2007 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Security and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at June 30, 2007 is $12.1 million with a 4.39% yield (4.91% tax equivalent yield). This compares to a fair value of $14.2 million at December 31, 2006 with a 3.65% yield. (4.08% tax equivalent yield) The gross unrealized loss on available for sale investment securities at June 30, 2007 is $198,000 or 1.6% of amortized cost.

During the first six months of 2007, principal repayments and maturities of investment securities available for sale totaled $6.7 million and purchases of investment securities totaled $4.5 million. During 2006, the Company initiated a plan to purchase income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has a 7.3 years average life compared to an average life of approximately 3.6 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at June 30, 2007 and December 31, 2006. The Company has no securities classified as held to maturity or trading.

	As of June 30, 2007				As of December 31, 2006
	Amortized Costs	Fair Value	Percent	Yield	Amortized Costs	Fair Value	Percent	Yield
U.S. Treasury bonds	$493	$493	4%	4.99%	$—	$—	—%	—%
Securities of U.S. Agencies	4,000	3,987	33%	5.33%	6,000	5,968	42%	3.29%
Mortgage-backed securities	4,425	4,325	36%	4.03%	5,086	4,948	35%	4.06%
State and municipal bonds	3,343	3,258	27%	3.65%	3,342	3,334	23%	3.66%

Total	$12,261	$12,063	100%	4.39%	$14,428	$14,250	100%	3.65%

Deposits

Total deposits at June 30, 2007 were $231.7 million compared to $226.4 million at December 31, 2006. The largest category of deposit accounts at June 30, 2007, is savings and money market accounts which make up 34.6% of total deposits. Non-interest bearing demand deposits were 34.0% of total deposits at June 30, 2007 compared to 39.8% at December 31, 2006, a decline of 12.6%, or $11.4 million. The demand deposit account balances of a single business depositor were reduced by $7.5 million from December 31, 2006 to June 30, 2007, which accounted for about two-thirds of the decline in total demand deposits. At June 30, 2007 and December 31, 2006, the weighted average term to maturity of certificate of deposits was 8.7 months and 6.1 months, respectively. The weighted average interest rates paid on time deposits was 4.72% and 4.52% at June 30, 2007 and December 31, 2006, respectively.

Deposits of Native American entities totaled $19.4 million and $19.2 million at June 30, 2007 and December 31, 2006, respectively. These deposits represent 8.4% and 8.5%, respectively, of total deposits.

The table below reflects the major categories of deposits as a percentage of total deposits as of June 30, 2007 and December 31, 2006.

Deposits

(dollars in thousands)

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Demand deposits	$78,878	34.0%	$90,248	39.8%
NOW Accounts	11,461	5.0%	9,645	4.3%
Savings and money market	80,076	34.6%	67,770	29.9%
Time deposits $100,000 and greater	46,429	20.0%	46,114	20.4%
Time deposits less than $100,000	14,810	6.4%	12,653	5.6%

Total Deposits	$231,654	100.0%	$226,430	100.0%

Results of Operations

The net earnings during the three-month period ended June 30, 2007 were $1,077,000 or $.45 per diluted share compared to net earnings of $1,063,000 or $.44 per diluted share for the same quarter in 2006. Higher net earnings in the quarter ending June 30, 2007 are primarily attributable to (i) a 2% increase in net interest income, and (ii) a 4% decrease in noninterest expense, offset by (iii) a 21% decrease in noninterest income.

The net earnings during the six-month period ended June 30, 2007 were $2,149,000 or $0.89 per diluted share compared to net earnings of $2,009,000 or $0.83 per diluted share for the same quarter in 2006. Higher net earnings in the six months ending June 30, 2007 are primarily attributable to (i) a 5% increase in net interest income, offset by (ii) a 12% decrease in non-interest income, and (iii) a 2% increase in non-interest expense.

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

The yield earned on interest earning assets for the quarter ended June 30, 2007 was 8.58% compared to 8.12% for the quarter ended June 30, 2006. Interest bearing deposit costs for the second quarter of 2007 were 3.81% compared to 2.76% for the second quarter of 2006. The net interest margin or net interest income divided by average interest earning assets for the second quarter of 2007 and 2006 was 6.23% and 6.50%, respectively.

The yield earned on interest earning assets for the six months ended June 30, 2007 was 8.57% compared to 7.99% for the six months ended June 30, 2006. Interest bearing deposit costs for the six month period of 2007 was 3.77% compared to 2.63% for the same period of 2006. The net interest margin or net interest income divided by average interest earning assets for the six months ended June 30, 2007 and 2006 was 6.28 % and 6.45%, respectively.

Liability interest costs rising more rapidly then asset yields was the primary factor accounting for the reduction in the net interest margin for both the quarter and six month period. Yields on federal funds sold and investment securities generally increased from 2006 to 2007 while loan yields generally remained stable or declined during the period. Higher interest costs on deposit accounts were attributable to (i) higher account balance in 2007 (ii) higher interest rates in 2007, (iii) an increase in competition for deposit accounts from other bank and non-bank sources, and (iv) a shift in the composition in deposit accounts from no cost/low cost to higher cost deposits.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three months and six months ended June 30, 2007, the increase in net interest income over the same prior year period is primarily attributable to the volume growth within the loan portfolio offset by decreases in the volume of fed funds sold and investment securities. Higher interest rates paid on deposit accounts and an increase in the volume of interest bearing liabilities, principally time certificates of deposit, offset the increases in interest income.

The tables set forth below present the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase or decrease related to: (i) changes in balances, and (ii) changes in interest rates. For each category of interest-earning assets and interest-bearing liability, information is provided on changes attributable to: (i) changes in volume (i.e., changes in volume multiplied by the old rate), and (ii) changes in rate (i.e., changes in rate multiplied by old volume).

Rate Volume Analysis

For the three months ended June 30, 2007 compared to June 30, 2006

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$884	$(76)	$808
Federal funds sold	(112)	20	(92)
Investment securities	(163)	46	(117)

Total interest income	609	(10)	599

Interest bearing liabilities
NOW accounts	$6	45	$51
Savings and money market	11	206	217
Time deposits	135	111	246

Total interest expense	152	362	514

Net interest income	$457	$(372)	$85

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the six months ended June 30, 2007 compared to June 30, 2006

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$1,746	$15	$1,761
Federal funds sold	(142)	49	(93)
Investment securities	(316)	86	(230)

Total interest income	1,288	150	1,438

Interest bearing liabilities
NOW accounts	$12	86	$98
Savings and money market	(34)	426	392
Time deposits	327	239	566

Total interest expense	305	751	1,056

Net interest income	$983	$(601)	$382

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

The tables set forth below show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended June 30, 2007			Three-months ended June 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$216,828	$4,921	9.10%	$177,920	$4,113	9.27%
Federal funds sold	16,031	210	5.25%	24,701	302	4.90%
Investment securities	15,276	175	4.59%	29,909	292	3.92%

Total interest-earning assets	248,135	5,306	8.58%	232,530	4,707	8.12%

Non-interest earning assets	16,838			17,990

Total assets	$264,973			$250,520

Interest bearing liabilities
NOW deposits	$13,059	$64	1.97%	$9,847	$14	0.57%
Savings deposits and money market	80,241	695	3.47%	79,536	477	2.41%
Time deposits	59,439	693	4.68%	46,794	447	3.83%

Total interest-bearing liabilities	152,739	1,452	3.81%	136,177	938	2.76%

Demand deposits	83,526			91,583
Non-interest-bearing liabilities	2,200			1,653

Total liabilities	238,465			229,413

Stockholders’ equity	26,508			21,107

Total liabilities and stockholders’ equity	$264,973			$250,520

Net interest spread [3]		$3,854	4.76%		$3,769	5.36%
Net interest margin [4]			6.23%			6.50%

[1]	Interest rates for interim periods have been annualized
[2]	Excludes allowance for loan losses
[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities
[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Six-months ended June 30, 2007			Six-months ended June 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$215,705	$9,741	9.11%	$177,030	$7,980	9.09%
Federal funds sold	14,950	389	5.25%	20,564	482	4.73%
Investment securities	15,418	333	4.36%	30,177	563	3.76%

Total interest-earning assets	246,073	10,463	8.57%	227,771	9,025	7.99%

Non-interest earning assets	16,979			18,266

Total assets	$263,052			$246,037

Interest bearing liabilities
NOW deposits	$12,664	$118	1.88%	$8,977	$21	0.47%
Savings deposits and money market	77,832	1,327	3.44%	81,403	934	2.31%
Time deposits	58,908	1,351	4.62%	43,207	785	3.66%

Total interest-bearing liabilities	149,404	2,796	3.77%	133,587	1,740	2.63%

Demand deposits	85,712			90,146
Non-interest-bearing liabilities	2,079			1,634

Total liabilities	237,195			225,367

Stockholders’ equity	25,857			20,670

Total liabilities and stockholders’ equity	$263,052			$246,037

Net interest spread [3]		$7,667	4.80%		$7,285	5.36%
Net interest margin [4]			6.28%			6.45%

[1]	Interest rates for interim periods have been annualized
[2]	Excludes allowance for loan losses
[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities
[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended June 30, 2007 totaled $630,000 compared to $797,000 for the three months ended June 30, 2006. For the six-month periods ended June 30, 2007 and 2006, non-interest income totaled $1,359,000 and $1,550,000, respectively. Service charges and automated teller machine fees increased during both the three-month and six-month periods ended June 30, 2007 when compared to the same periods in 2006. Increases in service charge fee revenues are attributable to greater number of transaction account serviced in 2007, in part due to the new Palm Desert branch which opened in April 2006. Two new ATM servicing relationships, the expansion of one other ATM relationship, offset by three ATM processing relationship which were discontinued in 2006, combined with increased transaction processing volumes at other ATM serving locations account for the increase in ATM fees for both the second quarter and six month period. Loan related fees and lease administration fees accounted for a majority of the decline in non-interest income for the second quarter and the six-month period. Lower current year loan related fees and lease administration fees are directly related to real estate transaction volume which has declined significantly in 2007.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on originating certain government guaranteed loans, primarily Section 184 loan fees as discussed below. Mortgage banking activity generated fee revenues of $34,100 during the second quarter of 2007 compared to $32,600 generated during the second quarter of the prior year. For the six-month periods in 2007 and 2006, mortgage banking fees were $59,900 and $113,800, respectively. Higher interest rates in 2007, combined with lower real estate values and transaction volume contributed to the decline in mortgage banking revenues from the prior year.

In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184 loans). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in fifteen Western states. The Company does not retain or service loans originated under this program. Section 184 fees were $28,100 and $74,300 for the second quarter of 2007 and 2006, respectively, and $167,700 and $145,900 for the six months ended June 30, 2007 and 2006 respectively.

In addition to mortgage banking and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended June 30, 2007 and 2006 noninterest expenses totaled $2,561,000 and $2,674,000, respectively. For the six months ended June 30, 2007 and 2006 non-interest expenses totaled $5,211,000 and $5,122,000, respectively. Increases in non-interest expenses for the six months are primarily attributed to expansion of facilities and equipment, and additional personnel employed to service the Company’s larger loan/deposit portfolios and products, offset by a decrease in the annual incentive accrual. Increased expense for facilities, equipment and personnel include expenses related to the new Palm Desert branch, which opened in the first quarter 2006. Non-interest expenses for this new branch were $308,800 for the first six months of 2007 compared to $218,500 for the first six months of 2006. Also contributing to higher general and administrative expenses in 2007 are (i) personnel additions in the Tribal Services division, (ii) higher FDIC insurance assessments due to an increase in FDIC insurance premiums effective January 2007, and (iii) higher professional fees accrued for the implementation of certain new regulations such as, but not limited to, the Sarbanes-Oxley Act of 2002.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three months Ended June 30,				Six months Ended June 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$174	28%	$144	18%	$339	24%	279	18%
Loan related fees	87	14%	134	17%	266	20%	301	19%
Lease administration fees	185	29%	365	46%	407	30%	674	44%
Automated teller machine fees	184	29%	154	19%	347	26%	299	19%
Net loss on disposition of fixed assets	—	0%	—	0%	—	0%	(3)	0%

Total noninterest income	630	100%	797	100%	1,359	100%	1,550	100%

Non-interest expenses:
Salaries and employee benefits	1,224	48%	1,387	52%	2,654	51%	2,702	53%
Occupancy and equipment expense	355	14%	368	14%	727	14%	695	14%
Professional fees	124	5%	73	3%	194	4%	180	3%
Data processing	140	5%	138	5%	283	5%	262	5%
Marketing and advertising expense	100	4%	117	4%	215	4%	220	4%
Directors and shareholders expense	153	6%	142	5%	265	5%	239	5%
Other operating expense	465	18%	449	17%	873	17%	824	16%

Total noninterest expenses:	2,561	100%	2,674	100%	5,211	100%	5,122	100%

Net non-interest expense	$1,931		$1,877		$3,852		$3,572

Net non-interest expense as a percentage of average total assets (annualized)	2.92%		3.01%		2.95%		2.93%

Provision for Loan Losses

For the quarter ended June 30, 2007, the provision for loan losses the Company charged against current period earnings was $110,000 compared to $100,000 for the prior year’s same quarter. For the six months ended June 30, 2007 and 2006, the provision for loan losses charged against earnings was $200,000 and $325,000, respectively. The composition of its loan portfolio has remained relatively stable from year-end 2006 to June 2007. Local and national real estate markets slowed in 2007 as evidenced by a stabilization in real estate valuations, longer periods of time to sell properties, increases in foreclosures and a reduction in the number of real estate sales. However, Management deems the level of its allowance for loan losses to be adequate and the provision charged against current period earnings to be adequate as well.

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

Liquidity

At June 30, 2007 and December 31, 2006 the Company had 11.7% and 14.6%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the Federal Home Loan Bank of San Francisco (FHLB-SF), or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds and up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets.

Provision for Income Taxes

The provision for income taxes was $736,000 and $729,000 for the quarter ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006 the provision for income taxes was $1,466,000 and $1,379,000, respectively. The increase in the income tax provision is commensurate with growth in pre-tax income. The Company’s effective tax rate was 40.6% and 40.7% for the second quarter of 2007 and 2006, respectively, and 40.6% and 40.7% for the first six months of 2007 and 2006, respectively.

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

Net interest income simulation. As of June 30, 2007, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet at June 30, 2007 was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of June 30, 2007. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

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

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table on the next page illustrates the volume and repricing characteristics of the Company’s balance sheet at June 30, 2007 over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of June 30, 2007

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Loans held for sale [1]	$—	$—	$—	$394	$394
Loans receivable [1,2]	113,543	29,383	68,530	11,616	223,072
Interest-bearing deposits in other financial institutions	1,382	—	—	—	1,382
Investment securities available for sale [3]	965	1,125	7,051	2,922	12,063
Federal funds sold	5,020	—	—	—	5,020

Total	120,910	30,508	75,581	14,932	241,931

Interest-bearing liabilities
NOW accounts	11,461	—	—	—	11,461
Savings and money market	80,076	—	—	—	80,076
Time deposits $100,000 and greater	15,742	25,541	5,146	—	46,429
Time deposits less than $100,000	3,967	8,714	2,129	—	14,810

Total	$111,246	$34,255	$7,275	$—	$152,776

Interest rate sensitivity gap	$9,664	$(3,747)	$68,306	$14,932	$89,155
Cumulative interest rate sensitivity gap	9,664	5,917	74,223	89,155
Cumulative interest rate sensitivity gap ratio (based on total assets)	3.7%	2.3%	28.5%	34.2%

[1]	Excludes deferred loan origination fees and costs.
[2]	Excludes non-accrual loans and allowance for loan losses.
[3]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $26.9 million or 10.32% of total assets at June 30, 2007. The ratio of shareholders’ equity to total assets at December 31, 2006 was 9.68%. The increase in the equity to asset ratio is due to capital growth (10.2%) outpacing asset growth (3.3%). The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at June 30, 2007 and December 31, 2006. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s capital amounts and ratios as of June 30, 2007 and December 31, 2006 are presented in the following table:

Canyon National Bank

Regulatory Capital

(dollars in thousands)

	June 30, 2007
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$26,284	26,284	29,026
Ratio	9.9%	12.0%	13.3%

FDICIA well capitalized required capital:
Amount	$13,249	13,139	21,898
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,599	8,759	17,518
Ratio	4.0%	4.0%	8.0%

	December 31, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$24,045	24,045	26,575
Ratio	9.3%	11.9%	12.6%

FDICIA well capitalized required capital:
Amount	$12,879	12,081	20,134
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,303	8,054	16,107
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of June 30, 2007 and December 31, 2006:

Canyon National Bank

Regulatory Capital

(dollars in thousands)

	June 30, 2007	December 31, 2006
Capital in accordance with generally accepted accounting principles	$26,167	$23,939
Adjustments for Tier 1 capital and Tier 1 risk based capital—unrealized (loss) on investment securities available for sale	(117)	(106)

Total Tier 1 capital and Tier 1 risk-based capital	26,284	24,045
Adjustments for risk-based capital—allowance for credit losses [1]	2,742	2,530

Total risk-based capital	$29,026	$26,575

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of June 30, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion or Plan of Operations” which provides an update to the Company’s quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Interest Rate Risk Management” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which text is incorporated herein by reference. This analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II- Other Information

Item 1 – Legal Proceedings

As of June 30, 2007, the Company was not a party to any significant legal proceedings.

Item 1a – Risk Factors

There have been no material changes with respect to the risk factors described in Item 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which Item 1 is incorporated herein by reference.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 – Defaults upon Senior Securities

Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 30, 2007, the Company held its Annual Meeting of Shareholders for the purposes of electing the Board of Directors until the next Annual Meeting of Shareholders. The number of shares cast at the Annual Meeting relating to the election of Directors was as follows:

	Authority Given	Authority Withheld
Mark Benedetti	1,946,826	6,597
Lynne C. Bushore	1,946,826	6,597
Robert M. Fey	1,935,347	18,076
Michael D. Harris,.	1,946,826	6,597
Stephen G. Hoffmann	1,946,826	6,597
Milton W. Jones	1,945,682	7,741
Kipp I. Lyons	1,946,826	6,597
Max R. Ross	1,938,573	14,850
Richard Shalhoub	1,946,826	6,597

Item 5 – Other Information

Not applicable

Item 6 – Exhibits

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Bancorp
(Registrant)

Date: August 10, 2007	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating
Officer and Chief Financial Officer