Form 10-Q
period 2007-09-30
Canyon Bancorp
filed 2007-11-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐        No  ☒

Number of shares outstanding of common stock, as of November 12, 2007 is 2,343,396.

Transitional Small Business Disclosure Format (check one):

Yes  ☐        No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of September 30, 2007 and December 31, 2006. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of September 30, 2007. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for September 30, 2007, and December 31, 2006 and for the three months and nine months ended September 30, 2007 and 2006 are consolidated for the Company and the Bank. With the exception of the Balance Sheet at December 31, 2006, these financial statements are unaudited; all financial statements presented here are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of September 30, 2007 and December 31, 2006

Consolidated Statements of Operations

For the three months and nine months ended September 30, 2007 and 2006

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2007 and 2006

Consolidated Statements of Comprehensive Income

For the three months and nine months ended September 30, 2007 and 2006

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	9/30/2007 (Unaudited)	12/31/2006 (Audited)
Assets
Cash and cash equivalents	$12,833	$20,569
Interest-bearing deposits in other financial institutions	—	2,000
Investment securities available-for-sale	15,849	14,250
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,597	1,558
Loans held for sale	1,046	752
Loans receivable, net	240,100	202,881
Furniture, fixtures and equipment	4,290	4,548
Income tax receivable	—	276
Deferred tax asset	1,671	1,713
Other assets	2,534	3,821

Total Assets	$279,920	$252,368

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$71,229	$90,248
NOW accounts	9,538	9,645
Savings and money market	83,471	67,770
Time certificate of deposits	65,771	58,767

Total Deposits	230,009	226,430

Other borrowed funds	20,000	—
Other liabilities	1,971	1,515

Total Liabilities	251,980	227,945

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,342,882 and 2,316,627 shares issued and outstanding as of of September 30, 2007 and December 31, 2006, respectively	21,157	20,803
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	(41)	(106)
Retained earnings	6,824	3,726

Total Stockholders’ Equity	27,940	24,423

Total Liabilities and Stockholders’ Equity	$279,920	$252,368

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three and nine months ended September 30, 2007 and 2006

(Dollars in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Loans receivable	$5,148	$4,528	$14,888	$12,508
Federal funds sold	89	164	477	646
Interest bearing deposits in other financial institutions	12	31	68	119
Investment securities available-for-sale	191	239	470	714

Total interest income	5,440	4,962	15,903	13,987
Interest expense:
Deposits	1,570	1,134	4,436	2,875
Other borrowed funds	70	—	—	—

Total interest expense	1,640	1,134	4,436	2,875

Net interest income	3,800	3,828	11,467	11,112
Provision for loan losses	210	100	410	425

Net interest income after provision for loan losses	3,590	3,728	11,057	10,687

Noninterest income:
Service charges and fees	173	144	512	423
Loan related fees	121	130	387	431
Lease administration fees	132	299	540	974
Automated teller machine fees	173	149	520	448
Net loss on disposition of fixed assets	—	—	—	(3)

Total noninterest income	599	722	1,959	2,273

Noninterest expenses:
Salaries and employee benefits	1,317	1,373	3,971	4,075
Occupancy and equipment expense	381	392	1,107	1,087
Professional fees	82	102	276	268
Data processing	147	138	430	401
Marketing and advertising expense	112	99	327	320
Director and shareholder expense	124	112	390	364
Other operating expense	429	396	1,303	1,218

Total noninterest expenses	2,592	2,612	7,804	7,733

Earnings before income taxes	1,597	1,838	5,212	5,227
Income Tax Expense	648	760	2,114	2,140

Net earnings	$949	$1,078	$3,098	$3,087

Earnings Per Share:
Basic	$0.41	$0.47	$1.33	$1.35
Diluted	$0.39	$0.45	$1.28	$1.28
Weighted Average Shares Outstanding:
Basic	2,342,506	2,293,984	2,335,051	2,284,269
Diluted	2,415,999	2,409,804	2,420,769	2,409,344

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2007 and 2006

(Dollars in thousands)

	9/30/07	9/30/06
Operating Activities:
Net earnings	$3,098	$3,087
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(677)	(904)
Depreciation of fixed assets	460	421
Amortization of premium/discounts on investment securities, net	(10)	(119)
Net loss on disposition of fixed assets	—	3
FHLB stock dividends received	(39)	(35)
Provision for loan losses	410	425
Net decrease in other assets	1,285	1,939
Net (increase)/decrease in loans held for sale	(294)	782
Net decrease in incomes tax receivable	276	69
Net increase in deferred tax asset	—	(134)
Net increase in other liabilities	704	466
Excess tax benefit from share-based payment arrangements	(248)	(176)

Net cash provided by operating activities	4,965	5,824

Investing Activities:
Net increase in loans	(36,952)	(27,435)
Purchase of investment securities available-for-sale	(8,488)	(6,878)
Purchase of FHLB/FRB stock	—	(93)
Proceeds from maturing/called investment securities available-for-sale	6,000	8,000
Principal repayment of investment securities available-for-sale	1,007	1,238
Decrease in interest bearing deposits in other financial institutions	2,000	400
Purchases of premises and equipment	(202)	(573)

Net cash used in by investing activities	(36,635)	(25,341)

Financing Activities:
Net decrease in non-term deposits	(3,424)	(13,940)
Net increase in time certificates of deposit	7,004	18,762
Net increase in other borrowed funds	20,000	—
Proceeds for exercise of stock options	106	155
Excess tax benefit from shared-based payment arrangements	248	176

Net cash provided by financing activities	23,934	5,153

Net Decrease in Cash and Cash Equivalents	(7,736)	(14,364)
Cash and Cash Equivalents at the Beginning of the Period	20,569	27,576

Cash and Cash Equivalents at the End of the Period	$12,833	$13,212

Supplemental Disclosure of Cash Flow Information:
Interest paid on deposits and other borrowed funds	$4,294	$2,772
Income taxes paid	1,590	$2,505
Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$109	$156

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three and nine months ended September 30, 2007 and 2006

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net earnings	$949	$1,078	$3,098	$3,087
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of related income tax expense of $51 and $106 for the three months ended September 30, 2007 and 2006, respectively, and $44 and $63 for the nine months ended September 30, 2007 and 2006, respectively	77	158	65	93

Comprehensive income	$1,026	$1,236	3,163	$3,180

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 28, 2006	December 8, 2006	December 22, 2006	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

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

3.	Share Based Compensation

The following table presents the activity related to options for the nine months ended September 30, 2007 and 2006.

	September 30, 2007				September 30, 2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	197,960	$8.71			249,254	$8.08
Granted	—	—			—	—
Cancelled	(1,244)	24.12			(1,760)	23.40
Exercised	(26,255)	4.02			(32,900)	4.70

Outstanding, end of period	170,461	9.32	4.1 Years	$2,020	214,594	8.47	4.6 Years	$3,337

Options exercisable, end of period	170,461	$9.32	4.1 Years	$2,020	214,594	$8.47	4.6 Years	$3,337

4.	Reclassifications

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

As of November 12, 2007, the Company’s 2,343,396 shares of Common Stock are held by 300 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

Management evaluates the allowance for loan losses on a monthly basis. Management believes that the allowance for loan losses is a “critical accounting estimate” because it is based upon management’s assessment of various factors affecting the collectability of the loans, including current and projected economic conditions, past credit experience, delinquency status, the value of the underlying collateral, if any, and a continuing review of the portfolio of loans and commitments.

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

Although Management believes the level of the allowance at September 30, 2007 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At September 30, 2007, total assets were $279.9 million compared to $252.4 million at December 31, 2006, resulting in a $27.5 million or 10.9% increase in total assets over the nine-month period. Over this same nine-month period, net loans receivable increased by $37.2 million or 18.3%, investment securities available for sale and interest bearing deposits in other financial institutions decreased by $0.4 million or 2.5% and cash and cash equivalents decreased by $7.7 million or 37.6%. At September 30, 2007 and December 31, 2006, net loans receivable comprised 85.8% and 80.4%, respectively, of total assets and represented 104.4% and 89.6%, respectively, of deposits.

Loan Portfolio

The increase in loans receivable from year-end 2006 to September 30, 2007 is primarily the result of an increase in residential real estate loans, commercial real estate loans, loans secured by vacant land and commercial loans. Non-construction real estate loans are primarily secured by commercial real estate properties. From year-end 2006, gross loans increased by $37.3 million to $244.4 million at September 30, 2007. The largest loan category at September 30, 2007 is real estate loans—excluding construction loans—which constitutes 57.4% of gross loans. The next largest loan concentrations are commercial loans (20.5% of gross loans) secured by non-real estate assets or made on an unsecured basis and construction loans (20.1% of gross loans). Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (2.0% of gross loans). With the exception of loans to Native American entities, a majority of the Company’s loans are made to borrowers residing, or doing business, within the Coachella Valley and surrounding area. Generally, collateral securing real estate loans, with the exception of loans made to Native American entities is located within the Coachella Valley. Loans, and related collateral, if any, to Native American related entities are generally located throughout the State of California and, to a lesser extent, other Western States.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at September 30, 2007 total $26.0 million, or 10.7% of gross loans, many of which are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at September 30, 2007 and December 31, 2006 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Real estate:
Construction	$49,256	20.1%	$50,305	24.3%
Other	140,228	57.4%	114,825	55.4%
Commercial	50,105	20.5%	36,217	17.5%
Consumer	4,836	2.0%	5,793	2.8%

Gross loans	244,425	100.0%	207,140	100.0%

Deferred loan origination fees and costs	(873)		(837)
Allowance for loan losses	(3,452)		(3,422)

Net loans	$240,100		$202,881

Loans held for sale	$1,046		$752

Principal balance guaranteed by federally insured programs	$15,620		$15,952

Principal balance outstanding to Native American entities	$26,046		$26,014

The weighted average interest rate on the loan portfolio at September 30, 2007, is 8.31%. At September 30, 2007, eighty-seven percent (87%) or $212.4 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. The majority of variable rate loans are indexed to Prime Rate. Over half of all variable rate loans incorporate terms which require the interest rate to change at least semiannually (subject to interest rate ceilings, floors and periodic caps) or sooner with about forty percent of adjustable rate loans undergoing an interest rate change annually.

The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $11.9 million and $7.1 million at September 30, 2007 and December 31, 2006, respectively.

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

At September 30, 2007, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 226% of total capital. The Company’s ratio of total CRE loans to total capital was 333% at September 30, 2007 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

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

The table on the following page sets forth the amount of total loans outstanding as of September 30, 2007 for real estate loans by sub category and occupancy type.

Commercial Real Estate (CRE) Loans

(dollars in thousands)

	As of September 30, 2007
	(Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$2,897	$35,496	$38,393
Multifamily	—	—	—
Commercial	1,005	7,229	8,234
Land improvements	—	2,629	2,629
Other
1 to 4 family residential	13,629	10,056	23,685
Home equity lines of credit	2,431	3,108	5,539
Multifamily	—	3,501	3,501
Commercial	48,420	41,348	89,768
Unimproved land	—	17,735	17,735

Total Real Estate Loans	$68,382	$121,102	$189,484

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the future financing needs of its clients. These commitments to provide credit represent an obligation of the Company to borrowers, which is not represented within the Company’s balance sheets. At September 30, 2007 and December 31, 2006, the Company had $52.8 million and $60.4 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at September 30, 2007 is 28.9% undisbursed construction loans funds, 53.6% unused commercial lines of credit, 6.8% unused home equity lines of credit, and 10.7% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

Management’s classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectability of principal or interest on the loan; at this point, the Company stops recognizing income from the interest on the loan and may provide an allowance for uncollected interest that had been accrued but unpaid if it is determined uncollectible or the collateral is inadequate to support such accrued interest amount. These loans may or may not be collateralized, but collection efforts are pursued.

The allowance for loan losses as a percentage of gross loans was 1.41% at September 30, 2007 and 1.65% at December 31, 2006.

At September 30, 2007, the outstanding principal balance of nonaccrual loans totaled $1.4 million which consisted of four individual loans: a commercial loan secured by equipment - outstanding principal balance $550,000, a residential real estate loan - outstanding principal balance $222,000, a loan secured by unimproved land - outstanding principal balance $454,000 and a business loan - outstanding principal balance $223,000 – which is 90% guaranteed by the United States Bureau of Indian Affairs. Subsequent to the end of the quarter, the collateral securing the unimproved land loan was foreclosed and the Company obtained title to the property. Management believes the collateral values, less amounts allocated from the allowance for loan losses specifically identified for these loans and considering the loan guarantees, is sufficient to repay the debt without a significant loss.

One large residential real estate loan (outstanding principal balance of $1.5 million) was accounted for on a nonaccrual basis and was adversely classified at both March 31, 2007 and December 31, 2006 due to the borrower’s inability to make timely periodic payments. This one loan made up for a substantial portion of nonaccrual loans and adversely classified loans at those dates. During the second quarter 2007, the borrower paid all delinquent interest payments due and the loan was returned to an accrual status. However, this loan remained adversely classified as of September 30, 2007. During the third quarter, the borrower continued to make timely loan payments.

The table below sets forth non-performing assets as of September 30, 2007, and 2006 and December 31, 2006, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

Non-performing Assets

(dollars in thousands)

	September 30,		December 31,
	2007	2006	2006
Other real estate owned	$—	$—	$—
Nonaccrual loans [1]
Real Estate:
Construction	—	—	—
Other	676	3,344	1,794
Commercial	773	248	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets	1,449	3,592	1,794

Adversely classified loans: [1]
Substandard
Real estate
Construction	238	—	—
Other	2,122	3,956	2,074
Commercial	550	210	125
Consumer	—	—	—

Total substandard	2,910	4,166	2,199

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$2,910	$4,166	$2,199

Ratio of adversely classified loans to gross loans at period end	1.2%	2.0%	1.1%
Ratio of allowance for loan losses to nonperforming loans [2]	238.2%	93.7%	190.7%
Ratio of allowance for loan losses to adversely classified assets	118.6%	80.8%	155.6%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming loans are defined as other real estate owned, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the nine-months ended September 30, 2007 and 2006, and the year ended December 31, 2006, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2007	2006	2006
Balances: [1]
Average gross loans outstanding during period	$221,567	$184,306	$189,228
Total gross loans outstanding at end of period	244,425	204,003	207,140
Allowance for loan losses:
Balance at beginning of period	3,422	2,939	2,939
Provision for loan losses	410	425	525
Loan charge-offs
Real Estate - Construction	(36)	—	—
Real Estate - Other	(74)	—	—
Commercial	(246)	—	(42)
Consumer	(24)	(55)	(62)

Total loan charge-offs	(380)	(55)	(104)

Recoveries
Real Estate - Construction	—	—	—
Real Estate - Other	—	—	—
Commercial	—	54	53
Consumer	—	3	9

Total recoveries	—	57	62

Net loan (charge-off’s)/recoveries	(380)	2	(42)

Balance at end of period	$3,452	$3,366	$3,422

Ratios:
Net loan charge-off’s/(recoveries) to average loans [2]	0.23%	0.00%	0.02%
Allowance for loan losses to gross loans at the end of the period	1.41%	1.65%	1.65%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [2]	14.68%	-0.08%	1.23%
Net loan charge-off’s/(recoveries) to provision for loan losses	92.68%	-0.47%	8.00%

[1]	Excludes loans held for sale

[2]	Interim periods annualized

The Company intends to continue to concentrate the majority of its earning assets in commercial and real estate loans. In all forms of lending there are inherent risks. Further, the Company does not engage in subprime lending.

While the Company believes that its underwriting criteria are prudent, outside factors, such as recession in Southern California in the early 1990’s, the Los Angeles earthquake of 1994, or slowdown in the Southern California economy in line with the slowdown immediately following the September 11 terrorist attacks, could adversely impact credit quality. A repeat of these types of events could cause deterioration in the Company’s loan portfolio. Further, the secondary mortgage markets are currently experiencing unprecedented disruptions resulting from reduced investor demand for mortgage loans and mortgage-backed securities which could negatively impact the Southern California economy and cause deterioration in the Company’s loan portfolio.

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

Although Management believes the allowance for loan losses at September 30, 2007 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Security and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at September 30, 2007 is $15.8 million with a 4.85% yield (5.24% tax equivalent yield). This compares to a fair value of $14.3 million at December 31, 2006 with a 3.65% yield. (4.08% tax equivalent yield) The gross unrealized loss on available for sale investment securities at September 30, 2007 is $69,000 or 0.4% of amortized cost.

During the first nine months of 2007, principal repayments and maturities of investment securities available for sale totaled $7.0 million and purchases of investment securities totaled $8.5 million. The yield on the investment portfolio increased from year-end 2006 to September 2007 due primarily to new security purchases having higher yields than securities which matured or called during the period. During 2006, the Company initiated a plan to purchase income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has a 6.8 years average life compared to an average life of approximately 2.3 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at September 30, 2007 and December 31, 2006. The Company has no securities classified as held to maturity or trading.

Investment Securities Available for Sale

(dollars in thousands)

	As of September 30, 2007				As of December 31, 2006
	Amortized Costs	Fair Value	Percent	Yield	Amortized Costs	Fair Value	Percent	Yield

U.S. Treasury obligation	$499	$499	3%	4.99%	$—	$—	—%	—%
U.S. Agencies	8,000	8,019	50%	5.67%	6,000	5,968	42%	3.29%
Mortgage-backed securities	4,075	4,006	26%	4.20%	5,086	4,948	35%	4.06%
Tax free bonds	3,344	3,325	21%	3.66%	3,342	3,334	23%	3.66%

Total	$15,918	$15,849	100%	4.85%	$14,428	$14,250	100%	3.65%

Deposits

Total deposits at September 30, 2007 were $230.0 million compared to $226.4 million at December 31, 2006. The largest category of deposit accounts at September 30, 2007, is savings and money market accounts which make up 36.3% of total deposits. Non-interest bearing demand deposits were 31.0% of total deposits at September 30, 2007 compared to 39.8% at December 31, 2006. The demand deposit account balances of a single business depositor declined by $7.5 million during the first quarter of 2007 which accounted for about one-third of the decline in total demand deposits in 2007. An increase in market deposit interest rates led to a movement of deposits from non-interest bearing demand to savings and money market accounts. At September 30, 2007 and December 31, 2006, the weighted average term to maturity of certificate of deposits was 7.1 months and 6.1 months, respectively. The weighted average interest rates paid on time deposits was 4.80% and 4.52% at September 30, 2007 and December 31, 2006, respectively.

Deposits of Native American entities totaled $21.7 million and $19.2 million at September 30, 2007 and December 31, 2006, respectively. These deposits represent 9.4% and 8.5%, respectively, of total deposits.

The table below reflects the major categories of deposits as a percentage of total deposits as of September 30, 2007 and December 31, 2006.

Deposits

(dollars in thousands)

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Demand deposits	$71,229	31.0%	$90,248	39.8%
NOW Accounts	9,538	4.1%	9,645	4.3%
Savings and money market	83,471	36.3%	67,770	29.9%
Time deposits $100,000 and greater	50,415	21.9%	46,114	20.4%
Time deposits less than $100,000	15,356	6.7%	12,653	5.6%

Total Deposits	$230,009	100.0%	$226,430	100.0%

Results of Operations

The net earnings during the three-month period ended September 30, 2007 were $949,000 or $0.39 per diluted share compared to net earnings of $1,078,000 or $0.45 per diluted share for the same quarter in 2006. Lower net earnings in the quarter ending September 30, 2007 are primarily attributable to (i) a 0.7% decrease in net interest income, and (ii) a 17.0% decrease in noninterest income, offset by (iii) a 0.8% decrease in noninterest expense.

The net earnings during the nine-month period ended September 30, 2007 were $3,098,000 or $1.28 per diluted share compared to net earnings of $3,087,000 or $1.28 per diluted share for the same quarter in 2006. Higher net earnings in the nine months ending September 30, 2007 are primarily attributable to (i) a 3.2% increase in net interest income, offset by (ii) a 13.8% decrease in non-interest income, and (iii) a 0.9% increase in non-interest expense.

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

The yield earned on interest earning assets for the quarter ended September 30, 2007 was 8.46% compared to 8.35% for the quarter ended September 30, 2006. The cost of interest-bearing liabilities for the third quarter of 2007 was 3.92% compared to 3.26% for the third quarter of 2006. The net interest margin or net interest income divided by average interest earning assets for the third quarter of 2007 and 2006 was 5.91% and 6.44%, respectively.

The yield earned on interest earning assets for the nine months ended September 30, 2007 was 8.53% compared to 8.12% for the nine months ended September 30, 2006. The cost of interest-bearing liabilities for the nine month period of 2007 was 3.83% compared to 2.85% for the same period of 2006. The net interest margin or net interest income divided by average interest earning assets for the nine months ended September 30, 2007 and 2006 was 6.15 % and 6.45%, respectively.

Liability interest costs rising more rapidly then asset yields was the primary factor accounting for the reduction in the net interest margin for both the quarter and nine month period. Yields on federal funds sold and investment securities generally increased from 2006 to 2007 while loan yields generally declined during the period. Higher interest costs on deposit accounts were attributable to (i) larger account balances in 2007, (ii) higher interest rates paid in 2007, and (iii) a shift in the composition of the deposit accounts portfolio from no interest cost demand deposit accounts to higher interest bearing cost deposits. Additionally, the action of the Federal Open Market Committee of the Federal Reserve Bank to decrease the fed funds rate 50 basis points on September 18, 2007 from 5.25% to 4.75% – and the subsequent reduction the prime lending rate, which is used to recalculate loan interest rates, – puts additional pressure on the Company’s interest earning asset yield. Although interest costs are also expected to decline, the impact is expected to be more gradual as certificates of deposit mature. Additionally, increased competition for deposits from both bank and non-bank competitors have resulted in higher interest rates being paid on deposit accounts. For additional information about Interest Rate Risk, see Asset Liability Management and Interest Rate Sensitivity.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three months ended September 30, 2007, the decrease in net interest income over the same prior year period is primarily attributable to higher interest rates paid on deposit account, an increase in the volume of interest bearing liabilities and decreases in the volume of fed funds sold and investment securities, offset by the volume growth within the loan portfolio. For the nine months ended September 30, 2007, the increase in net interest income over the same prior year period is primarily attributable to the volume growth within the loan portfolio offset by decreases in the volume of fed funds sold and investment securities and higher interest rates paid on deposit account and an increase in the volume of interest bearing liabilities.

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

Rate Volume Analysis

For the three months ended September 30, 2007 compared to September 30, 2006

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$799	$(179)	$620
Federal funds sold	(74)	(1)	(75)
Investment securities	(121)	54	(67)

Total interest income	604	(126)	478

Interest bearing liabilities
NOW accounts	$2	25	$27
Savings and money market	72	118	190
Time deposits	141	78	219
Other borrowed funds	70	—	70

Total interest expense	285	221	506

Net interest income	$319	$(347)	$(28)

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the nine months ended September 30, 2007 compared to September 30, 2006

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$2,539	$(159)	$2,380
Federal funds sold	(217)	48	(169)
Investment securities	(437)	142	(295)

Total interest income	1,885	31	1,916

Interest bearing liabilities
NOW accounts	$14	111	$125
Savings and money market	23	560	583
Time deposits	473	310	783
Other borrowed funds	70	—	70

Total interest expense	580	981	1,561

Net interest income	$1,305	$(950)	$355

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

The tables set forth below show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended September 30, 2007			Three-months ended September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$231,616	$5,148	8.82%	$195,918	$4,528	9.17%
Federal funds sold	6,734	89	5.24%	12,342	164	5.27%
Investment securities	16,889	203	4.77%	27,452	270	3.90%

Total interest-earning assets	255,239	5,440	8.46%	235,712	4,962	8.35%

Non-interest earning assets	14,932			17,179

Total assets	$270,171			$252,891

Interest bearing liabilities
NOW deposits	$10,389	$40	1.53%	$8,956	$13	0.58%
Savings deposits and money market	85,826	763	3.53%	77,532	573	2.93%
Time deposits	63,911	767	4.76%	51,609	548	4.21%
Other borrowed funds	5,670	70	4.90%	6	0	8.43%

Total interest-bearing liabilities	165,796	1,640	3.92%	138,103	1,134	3.26%

Demand deposits	74,428			90,523
Non-interest-bearing liabilities	2,364			1,878

Total liabilities	242,588			230,504

Stockholders’ equity	27,583			22,387

Total liabilities and stockholders’ equity	$270,171			$252,891

Net interest spread [3]		$3,800	4.53%		$3,828	5.09%
Net interest margin [4]			5.91%			6.44%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Nine-months ended September 30, 2007			Nine-months ended September 30, 2006
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$221,067	$14,888	9.00%	$183,394	$12,508	9.12%
Federal funds sold	12,181	477	5.24%	17,793	646	4.85%
Investment securities	15,914	538	4.52%	29,022	833	3.84%

Total interest-earning assets	249,162	15,903	8.53%	230,209	13,987	8.12%

Non-interest earning assets	16,289			18,138

Total assets	$265,451			$248,347

Interest bearing liabilities
NOW deposits	$11,897	$159	1.79%	$8,970	$34	0.51%
Savings deposits and money market	80,526	2,090	3.47%	80,099	1,507	2.52%
Time deposits	60,594	2,117	4.67%	46,037	1,334	3.87%
Other borrowed funds	1,911	70	4.90%	3	0	8.33%

Total interest-bearing liabilities	154,928	4,436	3.83%	135,109	2,875	2.85%

Demand deposits	81,910			90,274
Non-interest-bearing liabilities	2,174			1,716

Total liabilities	239,012			227,099

Stockholders’ equity	26,439			21,248

Total liabilities and stockholders’ equity	$265,451			$248,347

Net interest spread [3]		$11,467	4.71%		$11,112	5.28%
Net interest margin [4]			6.15%			6.45%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

Non-interest income

Non-interest income for the three months ended September 30, 2007 totaled $599,000 compared to $722,000 for the three months ended September 30, 2006. For the nine-month periods ended September 30, 2007 and 2006, non-interest income totaled $1,959,000 and $2,273,000, respectively. Service charges and automated teller machine fees increased during both the three-month and nine-month periods ended September 30, 2007 when compared to the same periods in 2006. Two new ATM servicing relationships, the expansion of one other ATM relationship, offset by three ATM processing relationships which were discontinued in 2006, combined with increased transaction processing volumes at other ATM serving locations account for the increase in ATM fees for both the third quarter and nine-month period. Increases in deposit account related service charges and fee revenues are attributable to a greater number of transaction accounts serviced in 2007, in part due to the new Palm Desert-Desert Business Park branch which opened in April 2006. Loan related fees and lease administration fees accounted for a majority of the decline in non-interest income for the third quarter and the nine-month period. Lower current year loan related fees and lease administration fees are directly related to real estate transaction volume which has declined significantly in 2007.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on originating certain government guaranteed loans, primarily Section 184 loan fees as discussed below. Mortgage banking activity generated fee revenues of $16,300 during the third quarter of 2007 compared to $38,800 generated during the third quarter of the prior year. For the nine-month periods in 2007 and 2006, mortgage banking fees were $76,100 and $152,600, respectively. Higher interest rates and a greater uncertainty about the credit markets in 2007, combined with lower real estate values and transaction volume occurring in the local marketplace contributed to the decline in mortgage banking revenues in 2007 from the prior year levels.

In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184 loans). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in fifteen Western states. The Company does not retain or service loans originated under this program. Section 184 fees were $78,600 and $68,800 for the third quarter of 2007 and 2006, respectively, and $246,300 and $214,600 for the nine months ended September 30, 2007 and 2006 respectively.

In addition to mortgage banking and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended September 30, 2007 and 2006 noninterest expenses totaled $2,592,000 and $2,612,000, respectively. For the nine months ended September 30, 2007 and 2006 non-interest expenses totaled $7,804,000 and $7,733,000, respectively. Increases in non-interest expenses for the nine months are primarily attributed to expansion of facilities and equipment, and additional personnel employed to service the Company’s larger loan/deposit portfolios and products, offset by a decrease in the annual incentive accrual. Increased expense for facilities, equipment and personnel include expenses related to the new Palm Desert branch, which opened in the first quarter 2006. Non-interest expenses for this new branch were $455,500 for the first nine months of 2007 compared to $377,400 for the first nine months of 2006. Also contributing to higher general and administrative expenses in 2007 are (i) personnel additions in the Tribal Services division, (ii) higher FDIC insurance assessments due to an increase in FDIC insurance premiums effective January 2007, and (iii) higher professional fees incurred for the implementation of certain new regulations such as, but not limited to, the Sarbanes-Oxley Act of 2002.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2007		2006		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$173	29%	$144	20%	$512	25%	423	18%
Loan related fees	121	20%	130	18%	387	20%	431	19%
Lease administration fees	132	22%	299	41%	540	28%	974	43%
Automated teller machine fees	173	29%	149	21%	520	27%	448	20%
Net loss on disposition of fixed assets	—	0%	—	0%	—	0%	(3)	0%

Total noninterest income	599	100%	722	100%	1,959	100%	2,273	100%

		.
Non-interest expenses:
Salaries and employee benefits	1,317	51%	1,373	53%	3,971	51%	4,075	53%
Occupancy and equipment expense	381	15%	392	15%	1,107	14%	1,087	14%
Professional fees	82	3%	102	4%	276	4%	268	3%
Data processing	147	6%	138	5%	430	5%	401	5%
Marketing and advertising expense	112	4%	99	4%	327	4%	320	4%
Directors and shareholders expense	124	5%	112	4%	390	5%	364	5%
Other operating expense	429	16%	396	15%	1,303	17%	1,218	16%

Total noninterest expenses:	2,592	100%	2,612	100%	7,804	100%	7,733	100%

Net non-interest expense	$1,993		$1,890		$5,845		$5,460

Net non-interest expense as a percentage of average total assets (annualized)	2.93%		2.97%		2.94%		2.94%

Provision for Loan Losses

For the quarter ended September 30, 2007, the provision for loan losses the Company charged against current period earnings was $210,000 compared to $100,000 for the prior year’s same quarter. For the nine months ended September 30, 2007 and 2006, the provision for loan losses charged against earnings was $410,000 and $425,000, respectively. The composition of its loan portfolio has remained relatively stable from year-end 2006 to September 2007. Local and national real estate markets slowed in 2007 as evidenced by a decline in real estate valuations, longer periods of time to sell properties, increases in foreclosures and a reduction in the number of real estate sales. However, Management deems the level of its allowance for loan losses to be adequate and the provision charged against current period earnings to be adequate as well.

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

Liquidity

At September 30, 2007 and December 31, 2006 the Company had 10.2% and 14.6%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the Federal Home Loan Bank of San Francisco (FHLB-SF), or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds and up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets.

Provision for Income Taxes

The provision for income taxes was $648,000 and $760,000 for the quarter ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006 the provision for income taxes was $2,114,000 and $2,140,000, respectively. The decrease in the income tax provision is commensurate with the change in the combined effective state and federal income tax rate. The Company’s effective tax rate was 40.6% and 41.3% for the third quarter of 2007 and 2006, respectively, and 40.6% and 40.9% for the first nine months of 2007 and 2006, respectively.

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

Net interest income simulation. As of September 30, 2007, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet at September 30, 2007 was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of September 30, 2007. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

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

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table on the next page illustrates the volume and repricing characteristics of the Company’s balance sheet at September 30, 2007 over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of September 30, 2007

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Loans held for sale [1]	$—	$—	$—	$1,046	$1,046
Loans receivable [1,2]	118,704	39,922	68,107	16,243	242,976
Investment securities available for sale [3]	1,025	958	6,900	6,966	15,849
Federal funds sold	3,120	—	—	—	3,120

Total	122,849	40,880	75,007	24,255	262,991

Interest-bearing liabilities
NOW accounts	9,538	—	—	—	9,538
Savings and money market	83,471	—	—	—	83,471
Time deposits $100,000 and greater	23,884	21,285	5,246	—	50,415
Time deposits less than $100,000	6,162	6,948	2,246	—	15,356
Other borrowings	5,000	5,000	10,000	—	20,000

Total	$128,055	$33,233	$17,492	$—	$178,780

Interest rate sensitivity gap	$(5,206)	$7,647	$57,515	$24,255	$84,211
Cumulative interest rate sensitivity gap	(5,206)	2,441	59,956	84,211
Cumulative interest rate sensitivity gap ratio (based on total assets)	-2.0%	0.9%	23.0%	32.3%

[1]	Excludes deferred loan origination fees and costs.

[2]	Excludes non-accrual loans and allowance for loan losses.

[3]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $27.9 million or 9.98% of total assets at September 30, 2007. The ratio of shareholders’ equity to total assets at December 31, 2006 was 9.68%. The increase in the equity to asset ratio is due to capital growth (14.4%) outpacing asset growth (10.9%). The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at September 30, 2007 and December 31, 2006. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s capital amounts and ratios as of September 30, 2007 and December 31, 2006 are presented in the following table:

Canyon National Bank

Regulatory Capital

(dollars in thousands)

	September 30, 2007
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,255	27,255	30,282
Ratio	10.1%	11.3%	12.5%

FDICIA well capitalized required capital:
Amount	$13,509	14,495	24,158
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,807	9,663	19,327
Ratio	4.0%	4.0%	8.0%

	December 31, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$24,045	24,045	26,575
Ratio	9.3%	11.9%	12.6%

FDICIA well capitalized required capital:
Amount	$12,879	12,081	20,134
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,303	8,054	16,107
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of September 30, 2007 and December 31, 2006:

Canyon National Bank

Regulatory Capital

(dollars in thousands)

	September 30,2007	December 31, 2006
Capital in accordance with generally accepted accounting principles	$27,214	$23,939
Adjustments for Tier 1 capital and Tier 1 risk based capital -unrealized (loss) on investment securities available for sale	(41)	(106)

Total Tier 1 capital and Tier 1 risk-based capital	27,255	24,045
Adjustments for risk-based capital - allowance for credit losses [1]	3,027	2,530

Total risk-based capital	$30,282	$26,575

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of September 30, 2007.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

See the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to the Company’s quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Interest Rate Risk Management” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006, which text is incorporated herein by reference. This analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward- looking information.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

As of September 30, 2007, the Company was not a party to any significant legal proceedings.

Item 1a - Risk Factors

There have been no material changes with respect to the risk factors described in Item 1 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, which Item 1 is incorporated herein by reference.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2007, the Board of Directors authorized the Company to repurchase up to an aggregate of 100,000 shares of Canyon Bancorp common stock. The repurchase program began November 5, 2007 and will continue for a period of twelve months, subject to earlier termination at the Company’s discretion.

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

Canyon Bancorp
(Registrant)

Date: November 13, 2007	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating
Officer and Chief Financial Officer