Form 10-K
period 2007-12-31
Canyon Bancorp
filed 2008-03-28
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, a non-accelerated filer, or a small reporting company. See the definitions in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐     Non-accelerated Filer  ☐    Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant at June 30, 2007 was $25,736,000. Registrant does not have any nonvoting common equities. As of March 19, 2008 the Registrant had 2,479,927 shares of Common Stock outstanding.

Documents Incorporated by Reference: Portions of the definitive proxy statement for the 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12 and Item 14.

i

PART I

Item 1. Business

General

Canyon Bancorp (the “Company”) is a bank holding company with a single banking subsidiary. The Company was incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank (the “Bank”). Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a nationally chartered banking association that was organized under the laws of the United States on March 6, 1998. The Bank commenced operations on July 10, 1998 upon the granting to it of a national bank charter by the Comptroller of the Currency (the “Comptroller”). The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. Like all national banks, the Bank is a member of the Federal Reserve System. At December 31, 2007, the Bank had $289.2 million in assets, $248.4 million in net loans receivable and $230.6 million in deposits. Real estate loans, both commercial and residential, represented approximately 77% of the Bank’s loan portfolio at December 31, 2007.

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

The Bank also offers a full complement of convenience-oriented services including ATMs and ATM/debit cards, 24-hour telephone banking, Internet banking, Internet bill payment, lock box processing, electronic deposit and withdrawal processing, and postage-paid bank-by-mail. The Bank attracts the majority of its loan and deposit business from the residents and numerous small to medium-sized businesses, professional firms and service entities located in the Coachella Valley and surrounding communities. An additional market niche served by the Bank includes financial products offered to Native American tribes, governments, businesses and individuals generally located in the western United States. These financial products include lending, deposit and ATM processing products and services. In October 2000, the Bank opened its first branch office in Palm Desert, California. The Bank opened a second branch office located in Palm Springs in January 2005 and opened its third branch office located in Palm Desert in March 2006. See “Item 2. Properties.”

The Agua Caliente Band of Cahuilla Indians (“ACBCI”) is a principal shareholder of the Company. The ACBCI and its affiliates are significant customers of the Bank. The ACBCI and its affiliates had deposits with the Bank at December 31, 2007 and 2006 which represented approximately 4.4% and 3.4% of the Bank’s total deposits at such dates, respectively. The Bank processes ATM transactions for ACBCI affiliates at three ATM locations, performs lease administration services for the ACBCI pursuant to which the Bank earns fee income and at times sells loan participation interests to an ACBCI affiliate in which the Bank earns fees. At December 31, 2007 total loan participations outstanding to ACBCI affiliates was $4,591. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-interest Income.” Although the Bank has previously made loans to affiliates of the ACBCI, it had no loans outstanding to the ACBCI or its affiliates as of December 31, 2007 and 2006. However, the Bank may make loans to the ACBCI and its affiliates in the future. See “Item 1A. Risk Factors—Loss of a Single Customer, Which is a Principal Shareholder, Could Adversely Affect the Company’s Business.”

The Company’s main office and corporate headquarters are located at 1711 East Palm Canyon Drive, Palm Springs, California 92264. Its telephone number is (760) 325-4442 and internet address is www.canyonnational.com.

Recent Developments

On December 27, 2007, Canyon National Bank purchased, for cash, a parcel of land in Indio for the purposes of building a 6,500 to 6,800 square foot full service branch office. Pending approval of its construction plans by the City of Indio, construction of the new facility is expected to begin in the second half of 2008. Until the new facility is completed, Canyon National Bank intends to place a temporary branch facility on the parcel of land purchased in order to commence offering banking services in the second half of 2008.

Competition

The banking business in California, and in the market areas which the Bank serves, is highly competitive with respect to both loans and deposits and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. The Bank’s primary market area is considered to be the communities that make up the Coachella Valley. These communities include Palm Springs, Palm Desert, Cathedral City, Desert Hot Springs, La Quinta, Rancho Mirage, Indio, Bermuda Dunes, Thousand Palms, Indian Wells, Coachella, and their surrounding environs. The Bank is currently one of four banks headquartered in its primary service area. According to the FDIC summary, the Coachella Valley branches of FDIC insured financial institutions have deposits of $6.5 billion and $6.4 billion as of June 30, 2007 and 2006, respectively. The Bank had 3.6% of the total Coachella Valley deposit base at both June 30, 2007 and 2006. For communities in which the Bank has branches, namely Palm Springs and Palm Desert, the Bank has a 6.3% and 5.9% market share at June 30, 2007 and 2006, respectively.

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

Technological innovations have also resulted in increased competition in the financial services industry. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, Internet, bill payment, ATMs, self-service branches and/or in-store branches. In addition to other banks, the sources of competition for such hi-tech products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

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

Employees

As of January 1, 2008, the Bank had 76 full-time employees and 16 part-time employees for a total of 87 full-time equivalent employees. Of these individuals, 34 were officers of the Bank holding titles of officer or higher.

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

The Federal Reserve Board also has the authority to regulate bank holding companies’ debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rate paid on its deposits and other interest-

bearing liabilities. As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

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

Canyon National Bank is required to maintain a minimum ratio of qualifying total capital to total risk-weighted assets of 8.0% (“Total Risk-Based Capital Ratio”), at least one-half of which must be in the form of Tier 1 capital (“Tier 1 Risk-Based Capital Ratio”). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2007 and 2006, the Bank’s Total Risk-Based Capital Ratio was 11.92% and 13.20%, respectively, and its Tier 1 Risk-Based Capital Ratio was 10.70% and 11.94%, respectively.

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

Banks and bank holding companies are also required to maintain a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets (“Leverage Capital Ratio”) of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when a bank’s particular circumstances warrant. As of December 31, 2007 and 2006, the Bank’s Leverage Capital Ratio was 9.83% and 9.34%, respectively.

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

Premiums for Deposit Insurance

The Bank’s deposits are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. Canyon National Bank paid no deposit insurance assessments on its deposits under the risk-based assessment system utilized by the FDIC through December 31, 2006. In November 2006, the FDIC adopted a new risk-based insurance assessment system, effective January 1, 2007, designed to tie what banks pay for deposit insurance more closely to the risks they pose. The FDIC also adopted a new base schedule of rates that the FDIC can adjust up or down, depending on the needs of the DIF, and set initial premiums that range from 5 cents per $100 of domestic deposits in the lowest risk category to 43 cents per $100 of domestic deposits for banks in the highest risk category. The new assessment system has resulted in annual assessments on the deposits of Canyon National Bank of 5 basis points per $100 of domestic deposits. Significant increases in the insurance assessments will increase the Bank’s costs.

In addition, banks must pay an amount, which has fluctuated, but is currently 1.14 basis points, or cents per $100 of insured deposits for the first quarter of 2008, towards the retirement of the Financing Corporation bonds issued in the 1980’s to assist in the recovery of the savings and loan industry. Recently enacted legislation potentially could affect the premium in the future.

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

Privacy and Data Security

The Gramm-Leach-Bliley Act which became effective in 2000 imposed new requirements on financial institutions with respect to consumer privacy. The statute generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to consumers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the Gramm-Leach-Bliley Act. The statute also directed federal regulators, including the

Federal Reserve and the FDIC, to prescribe standards for the security of consumer information. The Company and the Bank are subject to such standards, as well as standards for notifying consumers in the event of a security breach.

Other Consumer Protection Laws and Regulations

Activities of all insured banks are subject to a variety of statutes and regulations designed to protect consumers, such as including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by Canyon National Bank are also subject to state usury laws and certain other federal laws concerning interest rates. Canyon National Bank’s loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

•	govern disclosures of credit terms to consumer borrowers;

•

require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	govern the use and provision of information to credit reporting agencies; and

•	govern the manner in which consumer debts may be collected by collection agencies.

Canyon National Bank’s deposit operations are also subject to laws and regulations that:

•	impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

•	govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Financial Modernization Act

The Gramm-Leach-Bliley Act, which became effective in 2000, eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, enabling full affiliations to occur between such entities. This legislation permits bank holding companies to become “financial holding companies” and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA (“Federal Deposit Insurance Corporation Insurance Act”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Sarbanes-Oxley Act of 2002

As a public company, the Company is subject to the Sarbanes-Oxley Act of 2002, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Securities and Exchange Commission includes:

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

Commercial Real Estate Lending and Concentrations

On December 2, 2006, the federal bank regulatory agencies released Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the Guidance). The Guidance, which was issued in response to the agencies’ concern that rising CRE concentrations might expose institutions to unanticipated earnings and capital volatility in the event of adverse changes in the commercial real estate market, reinforces existing regulations and guidelines for real estate lending and loan portfolio management.

Highlights of the Guidance include the following:

•

The agencies have observed that CRE concentrations have been rising over the past several years with small to mid-size institutions showing the most significant increase in CRE concentrations over the last decade. However, some institutions’ risk management practices are not evolving with their increasing CRE concentrations, and therefore, the Guidance reminds institutions that strong risk management practices and appropriate levels of capital are important elements of a sound CRE lending program.

•

The Guidance applies to national banks and state chartered banks and is also broadly applicable to bank holding companies. For purposes of the Guidance, CRE loans include loans for land development and construction, other land loans and loans secured by multifamily and nonfarm residential properties. The definition also extends to loans to real estate investment trusts and unsecured loans to developers if their performance is closely linked to the performance of the general CRE market.

•

The agencies recognize that banks serve a vital role in their communities by supplying credit for business and real estate development. Therefore, the Guidance is not intended to limit banks’ CRE lending. Instead, the Guidance encourages institutions to identify and monitor credit concentrations, establish internal concentration limits, and report all concentrations to management and the board of directors on a periodic basis.

•

The agencies recognized that different types of CRE lending present different levels of risk, and therefore, institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions. However, the CRE portfolio should not be divided into multiple sections simply to avoid the appearance of risk concentration.

•

Institutions should address the following key elements in establishing a risk management framework for identifying, monitoring, and controlling CRE risk: (1) board of directors and management oversight; (2) portfolio management; (3) management information systems; (4) market analysis; (5) credit underwriting standards; (6) portfolio stress testing and sensitivity analysis; and (7) credit review function.

•

As part of the ongoing supervisory monitoring processes, the agencies will use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds specified supervisory criteria may be identified for further supervisory analysis.

The Company believes that the Guidance is applicable to it, as it has a concentration in CRE loans. The Company and its board of directors have discussed the Guidance and believe that Canyon National Bank’s underwriting policy, management information systems, independent credit administration process and monthly monitoring of real estate loan concentrations will be sufficient to address the Guidance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Loan Portfolio.”

Allowance for Loan and Lease Losses

On December 13, 2006, the federal bank regulatory agencies released Interagency Policy Statement on the Allowance for Loan and Lease Losses (“ALLL”), which revises and replaces the banking agencies’ 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles (GAAP) and more recent supervisory guidance. The revised statement extends the applicability of the policy to credit unions. Additionally, the agencies issued 16 FAQs to assist institutions in complying with both GAAP and ALLL supervisory guidance.

Highlights of the revised statement include the following:

•

The revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution’s financial statements and regulatory reports and that an assessment of the appropriateness of the ALLL is critical to an institution’s safety and soundness.

•

Each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL. An institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio.

•

The revised statement updates the previous guidance on the following issues regarding ALLL: (1) responsibilities of the board of directors, management, and bank examiners; (2) factors to be considered in the estimation of ALLL; and (3) objectives and elements of an effective loan review system.

•

The agencies recognize that institutions may not have sufficient time to bring their ALLL processes and documentation into full compliance with the revised guidance for 2006 year end reporting purposes. However, these changes and enhancements should be completed near term.

The Company and its board of directors have discussed the revised statement and believe that the Company’s ALLL methodology is comprehensive, systematic, and that it is consistently applied across the Company. The Company believes its management information systems, independent credit administration process, policies and procedures are sufficient to address the guidance.

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

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair its business. If any of the events described in the following risk factors occur, the Company’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s common stock could decline due to any of the events described in these risks.

Poor Economic Conditions in the Company’s Market Areas May Cause Higher Default Rates on Loans

A substantial majority of the Company’s assets and deposits are generated in the Coachella Valley in Southern California. As a result, poor economic conditions in the Coachella Valley may cause the Company to incur losses associated with higher default rates and decreased collateral values in the Company’s loan portfolio. Economic activity slowed significantly immediately following the September 11, 2001 terrorist attacks and was negatively impacted by high levels of unemployment. In addition, in the early 1990s, the entire state of California experienced an economic recession that resulted in increases in the level of delinquencies and losses for many of the state’s financial institutions. The State of California continues to face challenges upon which the long-term impact on the State’s economy cannot be predicted, including the recent unprecedented disruptions in the secondary mortgage market resulting from reduced investor demand for mortgage loans and mortgage-backed securities. A deterioration in economic conditions in Southern California, whether caused by a national recession or local concerns, could result in higher than expected loan delinquencies or problem assets, a decline in the values of the collateral held to secure the Company’s loan portfolio, a decrease in demand for products and services, or lack of growth or a decrease in low cost or non-interest bearing deposits; any of which could materially hurt the Company’s business.

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster

At December 31, 2007, 77% of the Company’s loans are real estate loans, most of which are secured by real property in Southern California. Conditions in the California real estate market would be expected to influence the Company’s level of non-performing assets. A real estate recession in Southern California, particularly in the Coachella Valley Region, could adversely affect results of operations. From 2003 through 2005, real estate prices in Southern California, including the Coachella Valley, rose precipitously. During 2005 and 2006 price appreciation slowed and 2007 and early 2008 have seen a substantial softening of the real estate market with prices in certain markets declining. Should real estate prices fall significantly in Southern California, the security for many real estate secured loans could be reduced and the Company could incur significant losses if borrowers of real estate secured loans defaulted, and the value of collateral may be insufficient to cover losses. Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, fires and flooding. The availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Company’s real estate secured loans and create slow downs in certain industries in which the Company lends. These events could adversely affect the Company.

Challenges with Managing Growth

The Company’s total assets have increased from $239.2 million at December 31, 2005, to $252.4 million at December 31, 2006, and $289.2 million at December 31, 2007.

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

The Company’s Earnings are Subject to Interest Rate Risk

Significant increases in market interest rates, or the perception that an increase may occur, could adversely affect both the Company’s ability to originate new loans and the Company’s ability to grow. Conversely, a decrease in interest rates could result in an acceleration of the prepayment of loans. In addition, changes in market interest rates, or changes in the relationships between short-term and long-term market interest rates, or changes in the relationships between different interest rate indices, could affect the interest rates charged on interest-earning assets differently than the interest rates paid on interest-bearing liabilities. This difference could result in an increase in interest expense relative to interest income. An increase in market interest rates also could adversely affect the ability of floating-rate borrowers to meet their higher payment obligations. If this occurred, it could cause an increase in non-performing assets and net charge-offs that could adversely affect the Company’s business.

The Company Operates in a Competitive Market Dominated by Banks and Other Financial Service Providers, Many of Which Have Lower Cost Structures and Offer More Services

In California generally, and in the Company’s primary service area specifically, branches of major banks dominate the commercial banking industry. By virtue of their larger capital base, such institutions have substantially greater lending limits than the Company, and perform certain functions for their customers, including trust services and international banking, which the Company is not equipped to offer directly (but some of which can be offered indirectly through correspondent relationships). Many of these banks also operate with economies of scale that result in lower operating costs relative to revenue generated.

The Company also competes with other financial institutions such as savings and loan associations, credit unions, thrift and loan companies, mortgage companies, securities brokerage companies and insurance companies, and with quasi-financial institutions such as money market funds for deposits and loans. Financial services like ours are increasingly offered over the Internet on a national and international basis, and the Company competes with providers of these services as well. Ultimately, competition can drive down interest margins and reduce profitability. It can also make it more difficult to continue to increase the size of the Company’s loan and deposit portfolios.

Shareholders May Have Difficulty Selling Shares in the Future if a More Active Trading Market for the Company’s Stock Does Not Develop

Although the Company’s common stock is quoted for trading on the OTC Bulletin Board, trading in the Company’s stock has not been extensive and cannot be characterized as amounting to an active trading market. Shareholders may have difficulty in selling their shares of common stock if a more active trading market does not develop in the future. The Company has no current plans to list its shares for quotation on NASDAQ or for trading on an exchange.

Loan Loss Allowance May Not Cover Actual Loans Losses

The Company maintains an allowance for loan losses at a level which Management believes is adequate to absorb any inherent losses in the loan portfolio. However, changes in economic, operating and other conditions, including changes in interest rates, which are beyond Management’s control, may cause actual loan losses to exceed current allowance estimates. If the actual loan losses exceed the amount provided for, it will have a negative impact on the Company’s profitability. In addition, the Comptroller, as part of its supervisory functions, periodically reviews allowance for loan losses. Such agency may require the Bank to increase the provision for loan losses or to recognize further loan losses, based on its judgments, which may be different from those of Management. Any increase in the allowance required by the Comptroller could also hurt the Company’s business.

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

Loss of a Single Customer, Which is a Principal Shareholder, Could Adversely Affect the Company’s Business

The ACBCI, a principal shareholder of the Company, and its affiliates, had deposits with the Company as of December 31, 2007 and 2006, representing approximately 4.0% and 3.4% of the Company’s total deposits at such dates, respectively. While the Company has no reason to believe that these deposits would be withdrawn or significantly diminished in the future, such an event in a short-time frame may negatively impact the Company’s liquidity and decrease its earnings. It is anticipated that securities available for sale, as well as the Company’s credit availability from a number of sources, would be sufficient to offset any such liquidity need, although there can be no assurance that this would be the case. See Part II—Item 7—”Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” In addition, the Company earned approximately $661,000 and $1,278,000 in lease administration fees for the years ended December 31, 2007 and 2006, respectively, with respect to administrative services performed by the Company for the ACBCI pursuant to an agreement which renews automatically on a year-to-year basis. Although the Company has no reason to believe that the ACBCI or its affiliate will terminate this agreement, if such agreement should be terminated, this would result in a significant loss of revenues for the Company. Further, the Company services ATMs on the premises of the ACBCI or its affiliates for which the Company earned net fees of approximately $287,000 and $251,000 for the years ended December 31, 2007 and 2006, respectively. Although the Company has no reason to believe that the ACBCI or its affiliates would terminate the ATM servicing arrangements it has with the Company, if such services were terminated, this would result in a significant loss of revenues for the Company. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-Interest Income.”

The Company Does Not Expect to Pay Cash Dividends in the Future

The Company currently believes the most effective use of its capital and earnings is to finance the Company’s growth and operations. For this reason, the Company currently intends to retain all or a vast majority of its earnings rather than distribute them to the shareholders in the form of dividends. However, while the Company has not paid a cash dividend to date, it will periodically assess the benefits of doing so. The Company’s ability to declare a dividend on its common stock will be influenced by, among other things, future earnings, operating and financial conditions, income tax impact, capital requirements and general business conditions, and receipt of regulatory approvals, if then required. See Part II—Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Dividends.”

Loss of Key Personnel Could Adversely Affect Business

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

Item 1B. Unresolved Staff Comments

Not Applicable.

Item 2. Properties

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

The Bank owns its Palm Desert branch office, which is located in an 8,000 square foot, free standing, full-service banking facility. This facility is located at 74-150 Country Club Drive, Palm Desert, California 92260.

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

On April 16, 2004, the Bank entered into a lease with the Agua Caliente Development Authority, an affiliate of the ACBCI, a principal shareholder of the Company, for a new 3,840 square foot, full service branch office, located at 901 East Tahquitz Canyon Way, Palm Springs, California 92262. This lease provides for an initial five-year term with two five-year renewal options. The initial expiration date of this lease is July 31, 2009. This branch commenced operations on January 24, 2005.

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

On December 27, 2007, the Bank purchased a parcel of land in the city of Indio with the intent to build a 6,500 to 6,800 square foot full service banking facility. Pending approval by the city of Indio, construction of the new facility is expected to begin in the second half of 2008. Until construction is complete, the Bank plans to place a temporary structure on the parcel to begin providing banking services in the second half of 2008.

Current rental payments under the aforementioned leases total $28,000 per month, including common area costs. Annual lease payments were $255,000 for the year ended December 31, 2007.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

To date, there has been only a very limited over-the-counter market for the Company’s Common Stock, and although the Company’s Common Stock is not subject to any specific restrictions on transfer (with the exception of stock held by affiliates of the Company), and a more active trading market for the Common Stock may develop, there can be no assurance that an active trading market will develop in the future, or if developed, that it will be maintained. The Company’s Common Stock is quoted for trading on the OTC Bulletin Board under the symbol “CYBA.” Management is aware of the following securities dealers listed below which make a market in the Company’s Common Stock:

•	Automated Trading Desk, Mt. Pleasant, SC

•	Hill, Thompson Magid & Co., Inc., Jersey City, NJ

•	Howe Barnes Hoefer & Arnett, Inc., Chicago, IL

•	Monroe Securities, Inc., Chicago, IL

•	Knight Equity Markets, L.P., Jersey City, NJ

•	Pershing LLC, Jersey City, NY

•	Sandler O’Neill & Partners, L.P., New York, NY

The information in the following table indicates the high and low closing prices and approximate volume of trading for the Common Stock for each quarterly period since January 1, 2006, and is based upon information provided by Commodity Systems, Inc.

Quotations for the Company’s Common Stock(1)(2)

Calendar Quarter Ended	High(1)	Low(1)	Approximate Trading Volume(1)
March 31, 2006	$27.21	$23.13	47,628
June 30, 2006	$28.57	$23.58	29,437
September 30, 2006	$24.71	$22.00	42,405
December 31, 2006	$28.57	$22.72	78,939
March 31, 2007	$28.48	$23.90	102,690
June 30, 2007	$25.48	$22.43	46,200
September 30, 2007	$24.05	$17.29	68,880
December 31, 2007	$20.33	$16.24	111,795

(1)	The historical stock price and approximate trading volume has been adjusted to reflect the 5% stock dividends payable to shareholders of record as of December 8, 2006 and December 11, 2007.
(2)	Quotations after June 30, 2006 are for the Company’s stock. Quotations for June 30, 2006 and before are for the Bank’s stock.

On March 19, 2008, the “bid” and “asked” quotations for the Common Stock were $15.25 and $17.00, respectively. There were approximately 298 shareholders of record of the Common Stock on March 19, 2008.

Stock Repurchases

On October 31, 2007 the Board of Directors of the Company approved a plan to repurchase up to an aggregate of 100,000 shares (approximately 5% of the shares outstanding as of that date) of its common stock. The repurchase program began on November 5, 2007 and will continue for a period of twelve months thereafter, subject to earlier termination at the Company’s discretion. As of January 1, 2008, the Company had not repurchased any of its common stock.

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

The following table sets forth the Company’s past stock dividends and splits since inception of the Bank and the Company.

(dollars in thousands)
Rate	Declaration Date(1)	Record Date(1)	Payment Date(1)	Cash paid in lieu of issuing fraction shares
5%	03/19/02	04/05/02	04/16/02	$1
5%	03/18/03	03/31/03	04/14/03	3
5%	11/18/03	12/05/03	12/19/03	5
2 for 1 split	03/30/04	04/26/04	05/12/04	—
5%	04/19/05	05/06/05	05/24/05	6
5%	11/22/05	12/07/05	12/22/05	4
5%	11/28/06	12/08/06	12/22/06	6
5%	11/27/07	12/11/07	12/26/07	4

(1)	Stock dividends dated after 06/30/06 are for the Company. Stock dividends and splits for dates prior to 06/30/06 are for the Bank.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007, with respect to options outstanding and available under the Company’s 1998 and 2000 Stock Option Plans, which are the Company’s only equity compensation plan other than employee benefit plans meeting the qualification requirements of Section 401(a) of the Internal Revenue Code.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	158,706	$9.46	61,261

Item 6. Selected Financial Data

The following table presents selected historical financial information, including per share data. The selected historical financial data as of and for each of the years ended December 31, 2007 and 2006, are derived from the Company’s audited financial statements and should be read in conjunction with the financial statements of the Company and the notes thereto which appear elsewhere in this Annual Report and in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The selected financial data, as of and for the year ended December 31, 2005, is derived from the Company’s audited financial statements which are not included in this Annual Report.

Selected Financial Data

(dollars in thousands, except per share amounts)

	As of and for the Years Ended December 31,
	2007	2006	2005
Summary Statement of Operations Data:
Interest income	$21,285	$19,132	$14,566
Interest expense	6,202	4,146	2,007
Net interest income before provision for loan losses	15,083	14,986	12,559
Provision for loan losses	1,310	525	710
Non-interest income	2,536	3,027	2,762
Non-interest expense	10,394	10,300	8,418
Earnings before income taxes	5,915	7,188	6,193
Net income	3,519	4,257	3,654
Summary Balance Sheet:
Loans receivable, net	248,468	202,881	171,833
Allowance for loan losses	3,047	3,422	2,939
Investment securities	12,196	14,250	24,702
Total assets	289,156	252,368	239,240
Total deposits	230,627	226,430	218,526
Total stockholders’ equity	28,574	24,423	19,451
Per Share Data:
Earnings Per Share
Basic	$1.43	$1.77	$1.55
Diluted	1.38	1.68	1.45
Book value at period end	11.52	10.04	8.16
Selected Financial Ratios:
Return on average equity(1)	13.05%	19.43%	20.97%
Dividend payout ratio	n/a	n/a	n/a
Return on average assets(2)	1.31%	1.70%	1.62%
Net interest margin(3)	6.04%	6.53%	6.16%
Average equity to average assets	10.00%	8.74%	7.76%
Net loans to total deposits at period end	109.5%	89.6%	78.6%
Asset Quality Ratios:
Nonperforming loans to total loans at period end	0.45%	0.88%	0.20%
Net charge-offs (recoveries) to average total loans	0.74%	0.02%	0.16%
Allowance for loan losses to total loans at period end	1.21%	1.65%	1.67%
Allowance for loan losses to nonperforming loans	271.3%	190.7%	842.1%

(1)	Net income divided by average stockholders’ equity.
(2)	Net income divided by average total assets.
(3)	Net interest income divided by average interest-earning assets.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

This discussion presents Management’s analysis of the results of operations and financial condition of the Company for the years ended December 31, 2007 and 2006. The discussion should be read in conjunction with the financial statements of the Company and the notes related thereto presented elsewhere herein.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note#1 of the Financial Statements. The Company’s most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. The Company has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of the Company’s current accounting policies involving significant management valuation judgments.

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

Deferred Tax Assets

The Company generally uses an estimate of future earnings to support its position that the benefit of its deferred tax assets will be realized. If future income should prove nonexistent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and the Company’s net income will be reduced. The Company’s deferred tax assets are described further in Note #9 of the Financial Statements.

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

During the year ended December 31, 2007, the Company experienced modest balance sheet growth despite increased competition for the Coachella Valley’s customers. Total assets increased to $289.2 million at December 31, 2007 from $252.4 million at December 31, 2006, for an increase of 14.6%. Total loans receivable, net of unearned income and allowance for loan losses increased to $248.5 million at December 31, 2007 from $202.9 million at December 31, 2006, for an increase of 22.5%. Total deposits increased to $230.6 million as of December 31, 2007 from $226.4 million at December 31, 2006, for an increase of 1.9%. For 2007, net income was $3.5 million compared to $4.3 million for the year ended December 31, 2006, a decline attributable mainly to decreased real estate activities, related fee income, and an increase in the provision for loans losses. Diluted earnings per share were $1.38 and $1.68 for the years ended December 31, 2007 and 2006, respectively. The return on average assets was 1.31% and 1.70% for the years ended December 31, 2007 and 2006, respectively, and the return on average equity for the same period was 13.05% and 19.43%, respectively.

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

For the year ended December 31, 2007, the Company’s net interest income was $15.1 million compared to $15.0 million for the year ended December 31, 2006. The increase in net interest income from 2006 to 2007 was primarily the result of the larger loan portfolio outstanding during 2007 offset by higher interest costs and balances outstanding of on interest-bearing deposits and borrowed funds.

Average net loans were $223.9 million for the year ended December 31, 2007 compared to average net loans of $185.4 million for the year ended December 31, 2006. Average earning assets were $249.8 million for the year ended December 31, 2007 on which an 8.52% yield was earned compared to average earning assets of $229.4 million for the year ended December 31, 2006 on which an 8.34% yield was earned. Average interest-bearing liabilities were $160.7 million for the year ended December 31, 2007, resulting in an interest cost of 3.86%. Average interest-bearing deposits were $136.6 million for the year ended December 31, 2006, resulting in an interest cost of 3.03%. During 2007, other borrowed funds were employed to fund asset growth.

Prime rate and short-term U. S. Treasury rates roses significantly throughout the first six months of 2006, but declined in the latter half of 2007. The prime rate at December 31, 2007 was the same as at January 1, 2006: 7.25%. At December 31, 2007, 86% of the Company’s loan principal balance outstanding has terms which provide for their interest rates to adjust during the term of the loan. Approximately 79% of the outstanding principal balance of adjustable rate loans is indexed to the Prime Rate. Further, approximately 43% of the interest rates on adjustable rate loans reprice as soon as the rate index changes and another 49% reprice at least annually. Therefore, as interest rates increased and decreased throughout 2006 and 2007, the yield on loans has increased and decreased accordingly.

The table below shows the Company’s average balances of assets, liabilities and shareholders’ equity, the amount of interest income or interest expense, the average yield or rate for each category of interest-earning assets and interest-bearing liabilities, and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Year Ended December 31, 2007			Year Ended December 31, 2006
	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield	Average Balance	Interest Income/ Expense	Annualized Average Rate/Yield
Assets:
Earning assets:
Net loans(1)	$223,865	$20,034	8.95%	185,367	$17,251	9.31%
U. S. Treasury bonds	245	12	4.90%	7,162	276	3.85%
Securities of U.S. government agencies	5,457	271	4.97%	7,974	242	3.03%
Other securities	10,194	446	4.38%	12,008	530	4.41%
Federal funds sold	10,083	522	5.18%	16,870	833	4.94%

Total interest-earning assets	249,844	21,285	8.52%	229,381	19,132	8.34%
Non-interest earning assets:
Cash and due from banks	11,510			13,685
Premises and equipment, net	4,459			4,605
Other assets	3,798			3,020

Total non-interest earning assets	19,767			21,310

Total assets	$269,611			250,691

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market deposits	$3,216	$41	1.27%	4,423	$44	0.99%
NOW deposits	11,708	196	1.67%	8,755	51	0.58%
Savings deposits	77,868	2,767	3.55%	74,689	2,091	2.80%
Time certificates of deposit in denominations of $100,000 or more	46,779	2,219	4.74%	38,268	1,532	4.00%
Other time deposits	14,485	660	4.56%	10,475	428	4.09%
Other borrowed funds	6,671	319	4.78%	2	0	8.33%

Total interest bearing liabilities	160,727	6,202	3.86%	136,612	4,146	3.03%
Non-interest bearing liabilities
Demand deposits	79,795			90,452
Other liabilities	2,132			1,719

Total non-interest bearing liabilities	81,927			92,171
Stockholders’ equity	26,957			21,908

Total liabilities and shareholders’ equity	$269,611			250,691

Net interest income		$15,083			$14,986
Net interest spread(2)			4.66%			5.31%
Net interest margin(3)			6.04%			6.53%
Net ratio of average interest bearing assets to average interest bearing liabilities			155.4%			167.9%

(1)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.
(2)	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.
(3)	Represents net interest income as a percentage of average interest-earning assets.

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

Year Ended December 31, 2007 over 2006

Due to Changes in:

(dollars in thousands)

	Volume(1)	Rate(1)	Total
Interest income:
Net loans(2)	$3,467	$(684)	$2,783
U. S. Treasury bonds	(323)	59	(264)
Securities of U.S. government agencies	(93)	121	28
Other securities	(79)	(4)	(83)
Federal funds sold	(350)	39	(311)

Change in interest income	2,622	(469)	2,153

Interest expense:
NOW deposits	22	122	144
Money market deposits	(14)	11	(3)
Savings deposits	92	585	677
Time certificates of deposit in denominations of $100,000 or more	376	311	687
Other time deposits	178	54	232
Other borrowed funds	319	—	319

Change in interest expense	973	1,083	2,056

Change in net interest income	$1,649	$(1,552)	$97

(1)	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Year Ended December 31, 2006 over 2005

Due to Changes in:

(dollars in thousands)

	Volume(1)	Rate(1)	Total
Interest income:
Net loans(2)	$2,412	$1,747	$4,159
U. S. Treasury bonds	(142)	96	(46)
Securities of U.S. government agencies	(31)	22	(9)
Other securities	2	60	62
Federal funds sold	134	266	400

Change in interest income	2,375	2,191	4,566

Interest expense:
NOW deposits	—	30	30
Money market deposits	(2)	15	13
Savings deposits	(167)	942	775
Time certificates of deposit in denominations of $100,000 or more	737	334	1,071
Other time deposits	106	144	250

Change in interest expense	674	1,465	2,139

Change in net interest income	$1,701	$726	$2,427

(1)	Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.
(2)	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Provision for Loan Losses

For the year ended December 31, 2007, the provision for loan losses was $1,310,000 and for the year ended December 31, 2006 the provision for loan losses was $525,000. The increase in the provision for loan losses from 2006 to 2007 is attributed to an increase in the factor utilized in estimating future losses offset by an increase in the economic qualitative measurement factor employed in estimating future loan losses.

Provisions to the allowance for loan losses are made monthly, in anticipation of loan losses inherent in the loan portfolio. The monthly provision is calculated on a predetermined formula to ensure adequacy as the portfolio grows. The formula is composed of various components. Allowance factors are utilized in estimating the allowance for loan losses. Allowance factors are based on types of loans and the internal risk classification assigned to loan principal balances that are not adversely classified. For adversely classified loan balances determined to be impaired, the fair value is determined and the allowance allocated to these loans equals the amount in which the book value exceeds the fair value. Additionally, an economic adjustment factor is employed to increase the calculated allowance amount in difficult economic times and reduce the calculated allowance amount in good economic times. As higher allowance levels become necessary as a result of this analysis, the allowance for loan losses is increased through the provision for loan losses. See “Financial Condition—Allowance for Loan Losses,” below.

Non-Interest Income

The following table sets forth the various components of the Company’s non-interest income for the years ended December 31, 2007 and 2006.

Non-Interest Income

(dollars in thousands)

	For the Year Ended December 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
Service charges and fees on deposit accounts	$712	28%	$591	19%
Loan related fees	464	18%	541	18%
Lease administration fees	661	26%	1,278	42%
ATM processing fees	699	28%	622	21%
Loss on sale of fixed assets	—	0%	(5)	0%

Total	$2,536	100%	$3,027	100%

In October 2002, the Company assumed the operations of the former Office of Trust Enforcement Services Activities (“TESA”) of the ACBCI, which is a principal shareholder and affiliate of the Company. In conjunction with the assumption of TESA, the Company acquired six employees. Services performed by TESA are pursuant to a year-to-year contract with the ACBCI and include: (i) real property documenting services with respect to transfers of real property held by individual members of the ACBCI (“Allocated Reservation Land”), and (ii) rental collection services with respect to accounting for lease payments on behalf of landlords with respect to certain Allocated Reservation Land. The lease administration fees collected were $661,000 and represent 26% of non-interest income for the year ended December 31, 2007 compared to $1,278,000 and represents 42% of non-interest income for the year ended December 31, 2006. The decline in lease administration fees is attributable to a decrease in the number of transactions processed due to the softening of the real estate market. Although the Company anticipates that its contract with the ACBCI will continue to be renewed and that lease processing fees will continue to be a significant source of non-interest income for the Company, there can be no assurance that this will be the case.

Twenty-eight percent (28%) of non-interest income for the year ended December 31, 2007 and 21% of non-interest income for the year ended December 31, 2006 were derived from: (i) fees less related costs of providing the Company’s automated teller machine (“ATM”) network and support services to affiliated and nonaffiliated third parties, (ii) usage fees related to the Company’s onsite and offsite ATM’s, and (iii) fees related to the Company’s debit card activity. Net fees related to ATM’s serviced for affiliates represent 11.3% and 8.3% of total non-interest income for the years ending December 31, 2007 and 2006, respectively. ATMs serviced for others are generally located at Native American gaming venues. In addition, the Company has five ATMs which it operates for itself that are not located at a banking location. All banking locations have ATMs to service both Bank customers and non-bank customer needs.

Loan related fees are made up of two primary revenue drivers: fees earned on servicing government guaranteed loans and mortgage banking fees. Fees earned on servicing government guaranteed loans are directly related to the principal balance of such loans serviced. In late 2004, the Company initiated a program to broker loans under the Indian Home Loan Guarantee Program (“Section 184”). Fees generated under these programs are included in loan related fees. During 2007, $283,000, or approximately 61% of total loan related fees, was generated by Section 184 related fees. During 2006, $311,000 in Section 184 fees, or approximately 58% of total loan related fees, was collected. In 2007, mortgage banking fees totaled $109,000 and represented 23% of loan related fees. In 2006, mortgage banking fees totaled $165,000 and represented 30% of loan related fees.

Twenty-eight percent (28%) of non-interest income for the year ended December 31, 2007, and 20% of non-interest income for the year ended December 31, 2006 were derived from fees and charges related to deposit accounts and the associated deposit related services. Fee revenues generated from deposit accounts are made up of two general categories: (i) periodic service fees, such as monthly account maintenance fees, and (ii) fees that relate to transaction volumes, such as the processing insufficient fund activity, stop payment orders, wire transfers, and merchant credit card processing. Service charge income on deposit accounts increased as transaction volume and number of accounts grew and to the extent service fees are not waived.

Non-Interest Expense

The following table sets forth non-interest expense for the years ended December 31, 2007 and 2006.

Non-Interest Expense

(dollars in thousands)

	For the Year Ended December 31,
	2007		2006
	Amount	Percent of Total	Amount	Percent of Total
Personnel and benefits	$5,282	51%	$5,418	53%
Occupancy and equipment	1,510	14%	1,456	14%
Professional fees	373	4%	339	3%
Regulatory assessments	257	2%	103	1%
Data processing	583	6%	530	5%
Advertising and marketing	436	4%	431	4%
Loan products and services	82	1%	176	2%
Deposit products and services	403	4%	338	3%
Insurance	103	1%	103	1%
Shareholders and directors	516	5%	480	5%
Printing and supplies	146	1%	207	2%
Telephone	66	1%	58	1%
Other	637	6%	661	6%

Total	$10,394	100%	$10,300	100%

In the year ended December 31, 2007, the Company incurred $10.4 million in non-interest expenses, which were composed primarily of personnel related costs (51%), occupancy and equipment costs (14%) and data processing costs (6%).

In the year ended December 31, 2006, the Company incurred $10.3 million in non-interest expenses, which were composed primarily of personnel related costs (53%), occupancy and equipment costs (14%) and data processing costs (5%).

The ratio of non-interest expense to average assets for the years ended December 31, 2007 and 2006 was 3.86% and 4.11%, respectively.

While the composition of non-interest expense categories remained approximately the same and total non-interest expenses increased only $94,000, or 0.9%, from 2006 to 2007, a number of categories saw significant changes. Specifically, these changes in non-interest expenses can be attributed to:

1)	Personnel additions were made to: a) support expanded products for Internet banking, Internet bill payment, and ACH products, b) increase the number of loan officers, c) increase the note operations staffing, d) staffing additions related to the new Desert Business Park branch facility which opened in March 2006, and e) additional staffing for regulatory compliance and information technology. Recruiting costs as well as merit increases and rising costs of employee benefits, such as healthcare, also contributed to increased employee costs. However, offsetting these increases was a substantial reduction of the annual incentive paid to employees.

2)	New facility costs for the new Palm Desert—Desert Business Park branch, which opened in March 2006.

3)	Higher professional services costs for consulting, legal and accounting services due to the growth of the Company and costs associated with implementing SOX 404 requirements.

4)	Higher regulatory assessments due to the implementation of the FDIC’s new assessment system.

5)	Higher data processing costs related to the number of deposit and loan accounts and item processing charges.

6)	Lower loan products and services costs related to a) a reduction in the provision for losses for unfunded loans, b) lower construction loan related costs, offset by c) higher legal fees related to loan collections.

7)	Higher deposits products and services costs related to ATM/Debit card processing and returned deposit items.

8)	Lower printing and supply expenses related to changes in Company’s main provider for those services.

Provision for Income Taxes

For the year ended December 31, 2007, the Company’s pre-tax income was $5.9 million and its income tax expense was $2.4 million. For the year ended December 31, 2006, the Company’s pre-tax income was $7.2 million and its income tax expense was $2.9 million. The effective income tax rate for the year ended December 31, 2007 and 2006 is 40.5% and 40.8%, respectively.

The income tax rate used in determining the Company’s 2007 and 2006 income tax expense is 34% for federal income tax purposes and 7.2% for state income taxes, net of federal tax benefit. As reflected in Note #9 to the Financial Statements, income taxes are the sum of two components, namely, current and deferred income taxes. Generally, current taxes are the result of applying the current tax rate to taxable income. The deferred portion is intended to account for the fact that income on which taxes are paid differs from financial statement pre-tax income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements. These recognition anomalies cause “temporary differences.”

FINANCIAL CONDITION

Loan Portfolio

Net loans receivable outstanding as of December 31, 2007 and 2006 were $248.5 million and $202.9 million, respectively, increasing $45.6 million, or 22.5%, in 2007. Net loans comprised 85.9% and 80.4% of total assets at December 31, 2007 and 2006, respectively.

Real estate loans comprised the largest portion of the total loan portfolio, and were $194.6 million at December 31, 2007 and $165.1 million at December 31, 2006, representing 77.1% and 79.7%, respectively, of total loans. Real estate loans are extended to finance the construction, purchase, improvement and/or refinance of commercial and residential real estate. The properties may be either owner occupied or held for investment purposes. The Company adheres to the real estate loan guidelines set forth by the Company’s internal loan policy. These guidelines include, among other things, review of appraisal values, limitation on loan to value ratio, and minimum cash flow requirements to service debt. The majority of the properties taken as collateral are located in the Coachella Valley. Management anticipates that this category of lending, particularly construction and commercial real estate lending, will continue to make up a majority of the Company’s loan portfolio in the future. The Company has pledged certain loans to the Federal Home Loan Bank of San Francisco (“FHLB-SF”) as collateral for borrowings.

The following table sets forth the amount of total loans outstanding as of December 31, 2007 for real estate loans by subcategory and occupancy type:

	As of 12/31/2007
	(Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$2,469	$31,271	$33,740
Multifamily	—	—	—
Commercial	1,213	7,443	8,656
Land Improvements	—	3,786	3,786
Other
1 to 4 Family Residential	13,454	13,483	26,937
Home Equity Lines of Credit	2,938	2,995	5,933
Multifamily	—	2,802	2,802
Commercial	53,080	37,177	90,257
Land	—	22,455	22,455

Total Real Estate Loans	$73,154	$121,412	$194,566

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

At December 31, 2007, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 228% of total capital. The Company’s ratio of total CRE loans to total capital was 342% at December 31, 2007 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

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

Commercial loans were $53.0 million at December 31, 2007, representing 21.0% of gross loans and $36.2 million at December 31, 2006, representing 17.5% of gross loans. Commercial loans include term loans and revolving lines of credit. Term loans have typical maturities of three to five years and are extended to finance the purchase of business entities, business equipment, leasehold improvements, or for permanent working capital. Lines of credit, in general, are extended on an annual basis to businesses that need temporary working capital.

Consumer loans, consisting primarily of installment loans, were $4.9 million and $5.8 million at December 31, 2007 and 2006, respectively. Consumer loans represented 1.9% and 2.8% of the gross loan portfolio at December 31, 2007 and 2006, respectively.

The following table sets forth the amount of total loans outstanding in each category as of the dates indicated:

Distribution of Loans

(dollars in thousands)

	Amount Outstanding as of December 31,
	2007	2006	2005	2004	2003
Real Estate:
Construction	$46,182	$50,305	$34,947	$31,782	$23,406
Other	148,384	114,825	100,731	84,626	66,827
Commercial	53,018	36,217	35,584	29,656	24,060
Consumer	4,872	5,793	4,457	3,921	3,616

Gross Loans	$252,456	$207,140	$175,719	$149,985	$117,909

The following table sets forth the percentage distribution of loans in each category as of the dates indicated:

Percentage Composition of Loan Portfolio

(dollars in thousands)

	Amount Outstanding as of December 31,
	2007	2006	2005	2004	2003
Real Estate:
Construction	18.3%	24.3%	19.9%	21.2%	19.8%
Other	58.8%	55.4%	57.3%	56.4%	56.7%
Commercial	21.0%	17.5%	20.3%	19.8%	20.4%
Consumer	1.9%	2.8%	2.5%	2.6%	3.1%

Gross Loans	100.0%	100.0%	100.0%	100.0%	100.0%

Loan balances with an outstanding principal balance of $8.9 million at December 31, 2007 include terms under which the U.S. Department of the Interior—Bureau of Indian Affairs (the “BIA”) guarantees a substantial portion of the credit. Loan principal balances guaranteed by the BIA at December 31, 2007 total $8.0 million. Generally, these loans are made to Native American tribes, their economic development authority or similar agency, Native American businesses or to Native American individuals. At year-end 2007, the Company estimates it has $17.5 million in loan balances outstanding to Native American tribes, agencies, businesses and individuals, which represent 6.9% of gross loans.

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company will provide various forms of credit lines to meet the financing needs of its customers. These commitments to provide credit represent an obligation of the Company to its customers which is not represented in any form within the balance sheets of the Company. At December 31, 2007 and 2006, the Company had $56.6 million and $60.4 million, respectively, of off-balance sheet commitments to fund certain loans. These unfunded commitments are predominately undisbursed construction loan funds. To a lesser extent, unused lines of credit and contingent obligations under standby letters of credit comprise the remaining amount of off-balance sheet commitments. These commitments represent a credit risk to the Company.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no guarantee that the lines of credit will ever be used.

For more information regarding the Company’s off-balance sheet arrangements, see Note #15 to the Financial Statements located elsewhere herein.

The following table shows the maturity distribution and repricing intervals of the Company’s outstanding loans as of December 31, 2007. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates. Balances of fixed rate loans are displayed in the column representative of the loans’ stated maturity date. Balances for variable rate loans are displayed in the column representative of the loans’ next interest rate change.

	At December 31, 2007
	Within One Year	After One But Within Five Years	After Five Years	Total
Real Estate:
Construction	$43,690	$2,492	$—	$46,182
Other	62,170	72,139	14,075	148,384
Commercial	43,692	6,690	2,636	53,018
Consumer	1,459	3,150	263	4,872

Total	$151,011	$84,471	$16,974	$252,456

Loans with variable (floating) interest rates	$147,991	64,195	$6,012	$218,198
Loans with predetermined (fixed) interest rates	3,020	20,276	10,962	34,258

Total	$151,011	$84,471	$16,974	$252,456

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

Non-Performing Assets

(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Other Real Estate Owned	$3,073	$—	$—	$—	$—
Nonaccrual Loans	1,123	1,794	349	—	317
Loans 90 days or more past due & still accruing	—	—	—	—	—

Total Nonperforming Loans	$1,123	$1,794	$349	$—	$317
Adversely Classified Loans:
Substandard
Real Estate	2,085	2,074	1,824	56	359
Commercial	250	125	148	463	228
Consumer	2	—	133	—	81

Total Substandard	2,337	2,199	2,105	519	668

Doubtful
Real Estate	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—

Total Doubtful	—	—	—	—	—

Total Adversely Classified Loans	$2,337	$2,199	$2,105	$519	$668
Ratio of adversely classified loans to total loans at period end	0.9%	1.1%	1.2%	0.3%	0.6%
Ratio of allowance for loan losses to non-performing loans	271.3%	190.7%	842.1%	n/a	595.3%

At December 31, 2007, the Company had $1,123,000 of nonaccrual loans and adversely classified loans increased to $2,337,000, or 0.9% of total loans, from $2,199,000, or 1.1% of total loans, at December 31, 2006. At December 31, 2007, the Company had $3,073,000 in other real estate owned as the result of foreclosure actions, compared to none at December 31, 2006. These foreclosures occurred in the fourth quarter of 2007 and included 20 recently constructed single family residences and one parcel of unimproved property. As of March 20, 2008 five homes with a book value of $643,700 have been sold and three homes with a book value of $338,800 are in escrow to be sold.

Loans adversely classified as substandard are assets which are inadequately protected by the net worth and paying capacity of the borrower or collateral, if any. Generally, these loans have demonstrated a well defined weakness which could result in the Company sustaining some loss, if the deficiency is not corrected. The Company’s single largest substandard credit (which represents 61% of all substandard assets) is secured by one single family residential dwelling as collateral which in Management’s opinion, is sufficient to repay the debt without a significant loss. The Company has no assets classified as Doubtful or Loss at year-end 2007 or 2006. Regarding real estate located within the Coachella Valley during 2007, property appreciation slowed considerably from the prior year, the number of homes sold declined from the prior year, the average number of days needed to sell a home increased from the prior year, and the median price of a home declined. Primary factors contributing to nonaccrual and adversely classified loans include: (i) business slow downs or a reduction in the demand for a product or services, (ii) increased competition for a business’s products and services, (iii) a reduction in the appreciation of real estate values as well as a reduction in activity of businesses associated with the sale and transfer of real estate, (iv) slow down in the construction industry which impacts the sales of new homes/businesses and the related construction trades and businesses employed in the building industry, and (v) material or unforeseen life events of the owners, management or major customers of a business.

As a result, of the aforementioned factors, the Company’s level of nonperforming assets grew in 2007. In the future, Management anticipates a certain level of problem assets and adversely classified loans as they are an inherent part of the lending process. The Company’s allowance for loan losses at December 31, 2007 and 2006 was $3,047,000 and $3,422,000, respectively. Additionally, at December 31, 2007 and 2006, the Company had an allowance for losses on unfunded commitments of $100,000 and $185,000, respectively.

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

The Company’s net charge-offs were $1,685,000 in 2007 and $42,000 in 2006. The increase of loan charge-offs was due primarily to issues mentioned above, in the section Non-Performing Assets. The majority of charge-offs in 2007 included i) $782,000 in market value reductions of construction loans subsequently foreclosed upon and transferred to other real estate owned, and ii) $747,000 in secured and unsecured commercial loans. The Company’s ratio of net loan charge-offs to average total loans was 0.74% and 0.02% for the year ended December 31, 2007 and 2006, respectively.

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

At December 31, 2007, the allowance for loan loss was $3.0 million, compared to $3.4 million at December 31, 2006. The ratio of the allowance for loan losses to total loans at December 31, 2007 and 2006 was 1.21% and 1.65%, respectively.

There can be no assurance that future economic or other factors will not adversely affect the Company’s borrowers, or that the Company’s asset quality may not deteriorate through rapid growth, failure to identify and monitor potential problem loans or for other reasons, thereby causing increases to the allowance.

The table below summarizes, the five years ended December 31, 2007, loan balances at the end of such periods and the daily averages during the periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, and additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses:

Allowance for Loan Losses

(dollars in thousands)

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
Balances:
Average gross loan balances outstanding during period	$227,829	$189,228	$161,805	$133,717	$101,539
Total gross loans outstanding at period end	252,456	207,140	175,719	149,985	117,910
Allowance for loan losses
Balance at beginning of period	$3,422	$2,939	$2,508	$1,887	$1,479
Loan charge-offs:
Real Estate—Construction	(782)	—	—	—	—
Real Estate—Other	(135)	—	—	—	—
Commercial	(746)	(42)	(296)	(28)	(181)
Consumer	(24)	(62)	(44)	(44)	(58)

Total charge-offs	(1,687)	(104)	(340)	(72)	(239)
Recoveries:
Real Estate—Construction	—	—	—	—	—
Real Estate—Other	1	—	—	—	—
Commercial	1	53	—	—	—
Consumer	—	9	61	2	2

Total recoveries	2	62	61	2	2

Net loan charge-offs	(1,685)	(42)	(279)	(70)	(237)
Provision for loan losses	1,310	525	710	691	645

Balance at end of period	$3,047	$3,422	$2,939	$2,508	$1,887

Ratios:
Net charge-offs to average loans	0.74%	0.02%	0.17%	0.05%	0.23%
Allowance for loan losses to total loans at end of the period	1.21%	1.65%	1.67%	1.67%	1.60%
Net loan charge-offs to allowance for loan losses at end of period	55.30%	1.23%	9.49%	2.79%	12.56%
Net loan charge-offs to provision for loan losses	128.63%	8.00%	39.30%	10.13%	36.74%

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

(dollars in thousands)

	as of December 31,
	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Real Estate:
Construction	$357	18.3%	$944	24.3%	$623	19.9%	$447	21.2%	$256	19.8%
Other	734	58.8%	1,003	55.4%	982	57.3%	562	56.4%	461	56.7%
Commercial	538	21.0%	660	17.5%	674	20.3%	664	19.8%	446	20.4%
Consumer	55	1.9%	139	2.8%	98	2.5%	81	2.6%	67	3.1%
Other	1,363	0.0%	676	0.0%	562	0.0%	754	0.0%	657	0.0%

Total allowance	$3,047	100.0%	$3,422	100.0%	$2,939	100.0%	$2,508	100.0%	$1,887	100.0%

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

Although Management believes the allowance at December 31, 2007 was adequate to absorb losses from any known and inherent risks in the portfolio, no assurance can be given that economic conditions which adversely affect the Company’s service areas or other circumstances will not result in increased losses in the loan portfolio in the future.

Investment Portfolio

The Company’s investment security portfolio consists of obligations of the U.S. Government, U.S. Governmental agencies, mortgage-backed securities, and tax exempt bonds. Interest earning deposits at other financial institutions consists of investments in certificates of deposits.

The total investment portfolio at fair value was $12.2 million and $14.2 million at December 31, 2007 and 2006, respectively. The total investment portfolio as a percentage of total assets represented 4% and 6% at

December 31, 2007 and 2006, respectively. Mortgage-backed securities repay principal each month. The rate at which principal repayments are received is determined by borrower repayments and prepayments on the loans which represent the underlying collateral of the mortgage-backed security. 2007 and 2006 saw the market yield curve flatten somewhat, causing a decrease in the unrealized loss at December 31, 2007 when compared to December 31, 2006.

The following table summarizes the book value and market value and distribution of the Company’s available for sale investment securities as of December 31, 2007, 2006, and 2005:

Investment Security Portfolio

(dollars in thousands)

	Amount Outstanding as of December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. Treasury bonds	$—	$—	$—	$—	$7,954	$7,904
Securities of U.S. agencies	5,000	5,019	6,000	5,968	9,000	8,831
Mortgage-backed securities	3,878	3,818	5,086	4,948	6,648	6,502
Tax Exempt Bonds	3,344	3,359	3,342	3,334	1,491	1,465

Total security portfolio	$12,222	$12,196	$14,428	$14,250	$25,093	$24,702

A majority of the investment security portfolio of the Company is invested in fixed rate instruments. Generally, the market value of fixed rate investment securities traditionally increase as interest rates decline and market values of fixed rate investment securities decrease as interest rates rise. In 2005 and the first half of 2006, the Federal Reserve Bank’s Open Market Committee raised the target Federal Funds Rate as well as the Discount Rates which resulted in an increase in short term interest rates, whereas 2007 saw these rates decline. The net unrealized loss of the available for sale investment security portfolio, stated as a percentage of amortized cost, was 0.2% at December 31, 2007 compared to 1.2% at December 31, 2006.

The following table summarizes the maturity of the Company’s available for sale investment securities and weighted average yield at December 31, 2007:

Investment Maturities and Repricing Schedule(1)

as of December 31, 2007

(dollars in thousands)

	Within One Year		After One but Within Five Years		After Five but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities of U.S. agencies	$—	0.00%	$3,002	5.01%	$2,017	6.00%	$—	0.00%	$5,019	5.41%
Mortgage-backed securities	103	5.11%	1,915	3.85%	504	3.74%	1,296	4.89%	3,818	4.22%
Tax exempt bonds	—	0.00%	1,259	3.53%	1,901	3.72%	199	3.86%	3,359	3.66%

Total investment securities	$103	5.11%	$6,176	4.35%	$4,422	4.76%	$1,495	4.75%	$12,196	4.55%

(1)	Balances in the time intervals shown above reflect stated maturity dates for fixed rate instruments and next repricing date for adjustable rate instruments. Certain rate securities have embedded call options that may result in repayment prior to the stated maturity.

Deposits

Total deposits at December 31, 2007 and 2006 were $230.6 million and $226.4 million, respectively. Deposits are the Company’s primary source of funds. As the Company’s need for lendable funds grows, dependence on deposits increases. The percentage of total deposits represented by time deposits was 27.4% at December 31, 2007 and 26.0% at December 31, 2006. The average rate paid on time deposits in denominations of $100,000 or more for the years ended December 31, 2007 and 2006 was 4.74% and 4.00%, respectively.

Deposits from Native American tribes, their related entities, Native American owned businesses and individuals represent approximately $19.8 million, or 8.6% of total deposits, at December 31, 2007.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the years ended December 31, 2007, 2006, and 2005.

Average Deposits

(dollars in thousands)

	For the Year Ended December 31,
	2007		2006		2005
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Demand, Non-interest bearing	$79,795	0.00%	$90,452	0.00%	$83,843	0.00%
Money market	3,216	1.27%	4,423	0.99%	4,731	0.66%
NOW	11,708	1.67%	8,755	0.58%	8,643	0.25%
Savings	77,868	3.55%	74,689	2.80%	84,397	1.56%
Time certificates of deposit in denominations of $100,000 or more	46,779	4.74%	38,268	4.00%	17,645	2.62%
Other time deposits	14,485	4.56%	10,475	4.09%	7,115	2.49%

Total deposits	$233,851	2.51%	$227,062	1.83%	$206,374	0.97%

The scheduled maturities of the Company’s time deposits in denominations of $100,000 or greater at December 31, 2007 are as follows:

Maturities of Time Deposits of $100,000 or More

(dollars in thousands)

As of December 31, 2007
Three months or less	$16,810
Three months through six months	13,440
Over six months through twelve months	9,598
Over twelve months	5,518

Total	$45,366

As of December 31, 2007, seventy-two percent (72%) of time deposits are in denominations of $100,000 or greater.

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

At December 31, 2007, the Company was asset sensitive in the repricing interval to one year with a 1.2% cumulative interest rate sensitivity gap ratio. At December 31, 2006, this gap ratio was 10.5%. Generally, the asset sensitive position indicates that net interest income tends to increase as interest rates rise and net interest income tends to decline as interest rates fall. At December 31, 2007, approximately 86% of loans have terms that incorporate variable interest rates compared to 90% at December 31, 2006. Most variable rate loans are indexed to the Prime Rate and loan interest rate adjustments generally occur as the Prime Rate changes. Approximately 9% of all fixed rate loans at December 31, 2007 will mature within twelve months, 59% will mature between one and five years, and 32% will mature after five years.

The investment security portfolio consists primarily of fixed rate instruments with typical average lives of less than three years. Mortgage-backed securities generate monthly principal repayments. Additionally, certain agency securities contain options by the agency to call the security or the interest rate automatically increases which may cause repayment prior to scheduled maturity.

On the whole, at December 31, 2007, approximately 58% of interest earning assets will mature or reprice within one year, and approximately 81% of interest bearing liabilities will mature or reprice over the same period.

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

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2007 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

Interest Rate Sensitivity Analysis

as of December 31, 2007

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Gross loans(1)	$121,923	$28,363	$84,072	$17,097	$251,455
Investments (2)	—	1,399	6,176	4,621	12,196
Federal funds sold	180	—	—	—	180

Total	122,103	29,762	90,248	21,718	263,831

Interest-bearing liabilities
NOW accounts	14,223	—	—	—	14,223
Savings and money market	79,262	—	—	—	79,262
Time deposits of $100,000 or more	16,810	13,440	9,598	5,518	45,366
Other time deposits	9,356	2,805	3,521	2,133	17,815
Other borrowed funds	8,160	5,000	15,000	—	28,160

Total	$127,811	$21,245	$28,119	$7,651	$184,826

Interest rate sensitivity gap	$(5,708)	$8,517	$62,129	$14,067	$79,005
Cumulative interest rate sensitivity gap	(5,708)	2,809	64,938	79,005
Cumulative interest rate sensitivity gap ratio (based on total assets)	-2.4%	1.2%	27.1%	33.0%

(1)	Excludes non-accrual loans.
(2)	Excludes investments in equity securities which has no stated maturity.

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet the Company’s cash flow requirements. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of its customers and to take advantage of investment opportunities as they arise. Liquidity management involves the Company’s ability to convert assets into cash or cash equivalents without incurring significant loss, and to raise cash or maintain funds without incurring excessive additional cost. The Company maintains a portion of its funds in cash, deposits in other banks, overnight investments, and loans and securities held for sale. At December 31, 2007 and 2006, the Company’s liquid assets totaled approximately $25.9 million and $37.6 million, respectively, and its liquidity level, measured as the percentage of liquid assets to total assets, was 9% and 15%, respectively.

Total shareholders’ equity was $28.6 million and $24.4 million at December 31, 2007 and 2006, respectively. The primary sources of liquidity are increased deposit accounts, loan repayments, borrowings and the sale of investment securities.

Although the Company’s primary sources of liquidity include liquid assets and a stable deposit base, the Company maintains a federal funds line of credit with Pacific Coast Bankers’ Bank, San Francisco, California and with Union Bank of California, San Francisco. The guideline limit for the fed fund line with Pacific Coast Bankers’ Bank was $8 million and with Union Bank of California was $5 million at December 31, 2007.

Additionally, the Company has been approved to borrow from the Discount Window at the Federal Reserve Bank of San Francisco in 2002 and was qualified and accepted for membership with the FHLB-SF. Federal

Reserve Bank Discount Window borrowings must be collateralized by qualified investment securities or loans. Borrowings from the FHLB-SF must be collateralized by qualified investment securities or loans. The FHLB-SF has approved the Company to borrow up to 25% of assets, in some instances for up to 30 years, subject to various limitations, terms and conditions and provided sufficient collateral is pledged. At December 31, 2007 and 2006, the Company’s borrowing limit from the FHLB-SF was $63.1 and $53.5 million, respectively, of which $28 million was outstanding at December 31, 2007. The Company had no outstanding borrowings at December 31, 2006. The average rate paid on FHLB-SF borrowings in 2007 was 4.78%.

The Company also utilizes securities sold under agreement to repurchase as a source of funds. As of December 31, 2007 the Company had $160,000 in securities sold under agreement to repurchase. The Company had no securities sold under agreement to repurchase outstanding as of December 31, 2006. The average rate paid on securities sold under agreement to repurchase in 2007 was 1.67%

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can trigger mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material effect on the Bank’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Total Capital and Tier 1 Capital to total risk-weighted assets and of Tier 1 Capital to average assets. The minimum ratios for capital adequacy are 8% (Total Risk-Based), 4% (Tier 1 Risk-Based) and 4% (Leverage Capital Ratio), respectively. The Bank had Total Risk-Based and Tier 1 Risk-Based capital ratios of 11.92% and 10.70%, respectively, at December 31, 2007, and 13.20% and 11.94%, respectively, as of December 31, 2006. The Bank’s Leverage Capital Ratio (Tier 1 Capital Ratio) was 9.83% at December 31, 2007, and 9.34% at December 31, 2006. (See PART I, Item 1 “Business—Regulation and Supervision—Capital Adequacy Requirements” herein for exact definitions and regulatory capital requirements.) As of December 31, 2007 and 2006, the Bank was “well capitalized”. To be categorized as well capitalized, the Bank must maintain Total Risk-Based, Tier 1 Risk-Based, and Tier 1 Leverage Ratios of at least 10%, 6%, and 5%, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The information concerting quantitative and qualitative disclosures of market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Risk Management.”

Item 8. Financial Statements and Supplementary Data

The following financial statements of the Company are included in this filing at the pages indicated below:

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) promulgated under the Exchange Act of 1934 as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this report was being prepared. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting or in other factors in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c) Management’s Report on Internal Control Over Financial Reporting

This section of this Annual Report on Form 10-K will not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporate this information by reference, and will not otherwise be deemed filed under these Acts.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15. Under the supervision and with the participation of management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control—Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B. Other Information

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The remainder of the information required by Item 10 will be contained in the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by Item 11 will be contained in the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 12. Security Ownership by Certain Beneficial Owners and Management and Related Stockholder Matters

See Item 5 below, “Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Equity Compensation Plan Information” with respect to information regarding securities authorized for issuance under the Company’s equity compensation plans.

The other information required by Item 12 will be contained in the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 will be contained in the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services

The information required by Items 14 will be contained in the Company’s definitive Proxy Statement for the Company’s 2008 Annual Meeting of Shareholders that the Company will file with the Securities and Exchange Commission within 120 days after the close of the Company’s 2007 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits

See index to exhibits.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

As of the date of the filing of this report, neither the Company’s proxy materials nor annual report to shareholders has been sent to the Company’s shareholders. The Company will furnish copies of the Company’s proxy materials and annual report to shareholders to the Commission on or prior to the time it is sent to the Company’s shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 28, 2008	CANYON BANCORP

	By:	/s/ STEPHEN G. HOFFMANN
Stephen G. Hoffmann President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ MICHAEL D. HARRIS, SR.	Chairman of the Board	March 28, 2008
Michael D. Harris, Sr.

/s/ ROBERT M. FEY	Vice Chairman of the Board	March 28, 2008
Robert M. Fey

/s/ STEPHEN G. HOFFMANN Stephen G. Hoffmann	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ MILTON W. JONES Milton W. Jones	Secretary and Director	March 28, 2008

/s/ JONATHAN J. WICK Jonathan J. Wick	Assistant Secretary, Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2008

/s/ MARK BENEDETTI Mark Benedetti	Director	March 28, 2008

/s/ LYNNE C. BUSHORE Lynne C. Bushore	Director	March 28, 2008

/s/ KIPP I. LYONS Kipp I. Lyons	Director	March 28, 2008

/s/ MAX ROSS Max Ross	Director	March 28, 2008

/s/ RICHARD SHALHOUB Richard Shalhoub	Director	March 28, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Canyon Bancorp, including its consolidated subsidiaries, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report on this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Canyon Bancorp

Palm Springs, California

We have audited the accompanying balance sheets of Canyon Bancorp (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canyon Bancorp as of December 31, 2007 and 2006, and the results of its operations, changes in its stockholders’ equity, and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Rancho Cucamonga, California

March 28, 2008

8270 Aspen Street     Rancho Cucamonga, CA 91730     Tel: 909.466.4410     Fax: 909.466.4431    www.vtdcpa.com

FRESNO     •    LAGUNA HILLS     •     PALO ALTO     •     PLEASANTON    •    RANCHO CUCAMONGA

CANYON BANCORP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
Assets
Cash and cash equivalents	$13,562	$20,569
Interest-bearing deposits in other financial institutions	—	2,000
Investment securities available for sale	12,196	14,250
Federal Home Loan Bank, Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,890	1,558
Loans held for sale	123	752
Loans receivable, net	248,468	202,881
Furniture, fixtures and equipment	5,680	4,548
Income tax receivable	909	276
Deferred tax asset	1,430	1,713
Other real estate owned	3,073	—
Other assets	1,825	3,821

Total Assets	$289,156	$252,368

Liabilities and Stockholders’ Equity
Deposits
Demand deposits	$73,961	$90,248
NOW accounts	14,223	9,645
Savings and money market	79,262	67,770
Time certificates of deposit	63,181	58,767

Total Deposits	230,627	226,430

Other borrowed funds	28,160	—
Other liabilities	1,795	1,515

Total Liabilities	260,582	227,945

Commitments and Contingencies (Note #15)	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; issued and outstanding 2,479,927 and 2,316,627 shares in 2007 and 2006, respectively.	23,513	20,803
Additional paid-in capital	—	—
Retained earnings	5,076	3,726
Accumulated other comprehensive loss—unrealized loss on investment securities available for sale net of income tax benefit of $10 and $71 in 2007 and 2006, respectively	(15)	(106)

Total Stockholders’ Equity	28,574	24,423

Total Liabilities and Stockholders’ Equity	$289,156	$252,368

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

	2007	2006
Interest Income
Loans receivable	$20,034	$17,251
Federal funds sold	522	833
Interest bearing deposits in other financial institutions	50	133
Investment securities available for sale	679	915

Total Interest Income	21,285	19,132
Interest Expense
Deposits	5,883	4,146
Other borrowed funds	319	—

Total Interest Expense	6,202	4,146
Net Interest Income	15,083	14,986
Provision for loan losses	1,310	525

Net Interest Income After
Provision for Loan Losses	13,773	14,461

Noninterest Income
Service charges and fees	712	591
Loan related fees	464	541
Lease administration fees	661	1,278
Automated teller machine fees	699	622
Loss on disposition of fixed assets	—	(5)

Total Noninterest Income	2,536	3,027

Noninterest Expense
Salaries and employee benefits	5,282	5,418
Occupancy and equipment expenses	1,510	1,456
Professional fees	373	339
Data processing	583	530
Marketing and advertising expense	436	431
Director and shareholder expense	516	480
Other operating expense	1,694	1,646

Total Noninterest Expense	10,394	10,300

Earnings before income taxes	5,915	7,188
Income tax expense	2,396	2,931

Net earnings	$3,519	$4,257

Earnings Per Share
Basic	$1.43	$1.77

Diluted	$1.38	$1.68

Weighted Average Shares Outstanding
Basic	2,454,921	2,406,529

Diluted	2,543,964	2,529,777

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
Net earnings	$3,519	$4,257

Other comprehensive income:
Change in unrealized gain/(loss) on investment securities available for sale, net of related income tax expense of $61 and $86 for 2007 and 2006, respectively	91	128

Comprehensive Income	$3,610	$4,385

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2005	2,160,655	$5,402	$11,888	$2,395	$(234)	$19,451
Holding Company reorganization	—	11,888	(11,888)	—	—	—
Stock dividends	109,978	2,920		(2,920)	—	—
Cash paid in lieu of fractional shares	—	—	—	(6)	—	(6)
Exercise of stock options, including the realization of tax benefits of $379	45,994	593	—	—	—	593
Unrealized gain on investment securities available for sale net of related income tax expense of $86	—	—	—	—	128	128
Net earnings	—	—	—	4,257	—	4,257

Balance, December 31, 2006	2,316,627	$20,803	$—	$3,726	$(106)	$24,423
Stock dividends	115,585	2,165		(2,165)	—	—
Cash paid in lieu of fractional shares	—	—	—	(4)	—	(4)
Exercise of stock options, including the realization of tax benefits of $356	47,715	545	—	—	—	545
Unrealized gain on investment securities available for sale net of related income tax expense of $61	—	—	—	—	91	91
Net earnings	—	—	—	3,519	—	3,519

Balance, December 31, 2007	2,479,927	$23,513	$—	$5,076	$(15)	$28,574

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
Operating Activities
Net earnings	$3,519	$4,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees and costs	(864)	(1,147)
Depreciation	628	568
Amortization of premiums/discounts on investment securities, net	(10)	(139)
Provision for loan losses	1,310	525
Decrease in provision for unfunded commitment losses	(50)	—
Loss on sale of furniture, fixtures and equipment	—	5
FHLB Dividends	(53)	(48)
Change in loans held for sale	629	30
Change in valuation allowance for other real estate owned	—	—
Decrease/(increase) in other assets	1,996	(183)
(Increase)/decrease in income tax receivable	(277)	172
Decrease/(increase) in deferred income taxes	222	(415)
Increase in other liabilities	330	252
Excess tax benefit from share-based payment arrangements	(356)	(379)

Net Cash Provided by Operating Activities	7,024	3,498

Investing Activities
Net increase in loans	(49,228)	(30,819)
Purchase of investment securities available for sale	(10,487)	(8,750)
Purchase of FHLB and FRB Stock	(279)	(98)
Principal repayment of investment securities available for sale	1,203	1,555
Proceeds from maturity/call of investment securities available for sale	11,500	18,000
Net change in interest bearing deposits in other financial institutions	2,000	1,400
Proceeds from sale of for closed assets	122	393
Purchases of furniture, fixtures and equipment	(1,760)	(677)

Net Cash Used in Investing Activities	(46,929)	(18,996)

Financing Activities
Net decrease in deposits—non term deposits	(217)	(15,392)
Net increase in term deposits	4,414	23,296
Net increase in other borrowings	28,160	—
Cash paid in lieu of fractional shares	(4)	(6)
Exercise of stock options	189	214
Excess tax benefit from shared-based payment arrangements	356	379

Net Cash Provided by Financing Activities	32,898	8,491

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(Dollars in thousands)

	2007	2006
Net Decrease in Cash and Cash Equivalents	$(7,007)	$(7,007)
Cash and Cash Equivalents at Beginning of Year	20,569	27,576

Cash and Cash Equivalents at End of Year	$13,562	$20,569

Supplemental Disclosures of Cash Flow Information:
Interest paid	$6,197	$4,066

Taxes paid	$2,450	$3,264

Non-Cash Investing Activities
Change in unrealized loss on investment securities available for sale	$152	$214

Non-Cash Financing Activities
Tax benefit of stock options exercised	$356	$379

Transfer of loans to other real estate owned through foreclosure	$3,195	$393

The accompanying notes are an integral part of these financial statements.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

The consolidated financial statements of the Company include the Bancorp and its wholly owned subsidiary, Canyon National Bank. All significant intercompany balances and transactions have been eliminated.

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

While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowance may be necessary, based on changes in local economic conditions. In

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans and foreclosed real estate. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans and foreclosed real estate may change.

E.	Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents include cash, noninterest-earning deposits and federal funds sold. Generally, federal funds are sold for one-day periods.

F.	Cash and Due From Banks

Banking regulations require that all banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank (FRB). The Bank complied with the reserve requirements as of December 31, 2007 and 2006.

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

The Company had no securities classified as held to maturity or trading at December 31, 2007 and 2006.

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

H.	Federal Home Loan Bank, Federal Reserve Bank, and Pacific Coast Bankers’ Bank Stock

As a member of both the Federal Home Loan Bank (FHLB) and the FRB, the Bank is required to maintain a minimum investment in the stock of each entity. The minimum FHLB investment is calculated as

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

a percentage of aggregate outstanding loans, FHLB advances and other factors. The minimum FRB investment is calculated as a percentage of the Bank’s common stock and surplus, of which one half of the calculated amount is payable up front, with the remaining amount subject to call when deemed necessary by the Board of Governors of the Federal Reserve System. In addition, the Company has a minimal investment in stock of our main correspondent bank, Pacific Coast Bankers’ Bank (“PCBB”), and receives specialized pricing on certain products in return. As of December 31, 2007 and 2006, the Bank owns stock totaling $1,890 and $1,558, respectively, from these entities. The ownership of the FHLB, FRB and PCBB stock is restricted, lacks a market, and can only be sold at its par value to the issuer.

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

The Company maintains an allowance for loan losses for the inherent risk in the loan portfolio. The allowance is maintained at an amount that management believes adequate to cover estimable and probable loan losses based on a risk analysis of the current portfolio. Additionally, management performs periodic review of the loan portfolio to identify potential problems and to establish impairment allowances if

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

impairment has incurred. Additions to the allowances are charged to operations. The regulatory agencies periodically review the allowance for loan losses and may require the Company to adjust the allowances based on information available to them at the time of their examination.

The determination of the Company’s allowance for loan losses is based on estimates that are affected by changes in the regional or national economy and market conditions. The Company’s management believes, based on economic and market conditions, that the allowance for loan losses is adequate as of December 31, 2007 and 2006. Should there be an economic or market downturn or if market interest rates increase significantly, the Company could experience a material increase in the level of loan defaults and charge-offs.

L.	Loan Origination Fees and Costs

Loan origination fees and certain direct loan origination costs are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method.

M.	Furniture, Fixtures and Equipment

Land is carried at cost. Furniture, fixtures and equipment are stated at cost, net of accumulated depreciation which is calculated using the straight-line method over the estimated useful lives of the assets which range from three years to ten years. Leasehold improvements are amortized over the shorter of the term of the lease, using the contractual lease term adjusted for expected renewal provisions specified in the lease, or the life of the asset. Total depreciation and amortization expense for the period ended December 31, 2007 and 2006 was approximately $628 and $568, respectively.

N.	Other Real Estate Owned (OREO)

Other real estate owned (OREO) represents assets acquired through, or in lieu of, loan foreclosure. These assets are recorded at the fair value of the property at the time of acquisition. Fair value is based on current appraisals or other reliable information less estimated selling costs. The excess of the recorded loan balance over the estimated fair value of the property at the time of acquisition is charged to the allowance for loan losses. Any subsequent write downs are charged to noninterest expense and recognized as a valuation allowance. Subsequent increases in the fair value of the asset less selling costs reduce the valuation allowance, but not below zero, and are credited to noninterest expense. Operating expenses of such properties and gains and losses on their disposition are included in noninterest income and expense.

O.	Income Taxes

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

The Company is subject to federal income tax and income tax of the state of California. Federal returns for the years ended December 31, 2004, 2005 and 2006 are open to audit by the federal authorities and California state tax returns for the years ended December 31, 2003, 2004, 2005 and 2006 are open to audit by state authorities.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Interest and penalties related to uncertain tax positions are recorded as part of other operating expense. There was $1 in penalty and interest expense recorded as of December 31, 2007 related to federal taxes for the year ended December 31, 2005. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

P.	Advertising Costs

The Company expenses the cost of advertising in the period incurred.

Q.	Risks Associated with Financial Instruments

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

The market risk of a financial instrument is the possibility that future changes in market prices may reduce the value of a financial instrument. The Company’s market risk is concentrated in its portfolio of loans receivable. When a borrower fails to meet the contractual requirements of the loan agreement, the Company is subject to the market risk of the collateral securing the loan, if any. Likewise, the Company is subject to the volatility of real estate prices with respect to real estate acquired by foreclosure. The Company’s investment securities available for sale are traded in active markets. The value of these securities is susceptible to the fluctuations of the market.

R.	Interest Rate Risk

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

S.	Concentration of Credit Risk

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

T.	Comprehensive Income

The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 130, “Reporting Compre-hensive Income,” which requires disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available for sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Company.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

U.	Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 15. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

V.	Earnings Per Shares (EPS)

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

W.	Stock-Based Compensation

The Company has adopted SFAS No. 123(R) “Share-Based Payment” on January 1, 2006 using the “modified prospective method”. Under this method compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated. The fair value of each grant is estimated using the Black-Scholes option pricing model. During 2006 the Company recognized no stock-based compensation expense as a result of adopting SFAS No. 123 (R) as all outstanding stock options were fully vested prior to January 1, 2006. This Statement generally requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

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

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

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

In September 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for the fiscal year, including financial statements for an interim period within that fiscal year. The Company is in the process of assessing the impact SFAS No. 157 will have on its financial condition and results of operations.

Also in September 2006, FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company, which is an employer without publicly traded equity securities, is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, the Company does not have a defined benefit postretirement plan and does not expect SFAS No. 158 to have any impact on the financial condition, results of operations, or liquidity.

On February 15, 2007 FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements”. The Company is in the process of assessing the impact SFAS No. 159 would have on its financial condition and results of operations.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

On December 4, 2007 FASB issued SFAS No. 141(R), “Business Combinations”, the objective of which is to improve, simplify and converge internationally the accounting for business combinations. SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) also will reduce the complexity of existing GAAP. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact SFAS No. 141(R) would have on its financial condition and results of operations.

Also on December 4, 2007 FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of SFAS No. 160 is to improve, simplify and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. However, the Company does not have any noncontrolling (minority) interests in subsidiaries at this time and does not expect SFAS No. 160 to have any impact on the financial condition, results of operations, or liquidity.

Note #2—Cash and Cash Equivalents

For purposes of reporting cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents as of December 31, 2007 and 2006 include the following:

	2007	2006
Cash and due from banks	$13,382	$12,574
Federal funds sold	180	7,995

Total	$13,562	$20,569

Generally, federal funds are purchased and sold for one-day periods.

The FRB requires the Company to maintain average deposits of $25 at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Company had deposits with the FRB amounting to approximately $185 and $2,289, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

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

	Year ended December 31,
	2007	2006
Numerator:
Numerator for basic and diluted earnings per share—net earnings	$3,519	$4,257

Denominator:
Denominator for basic earnings per share—weighted average number of common shares outstanding during the period	2,454,921	2,406,529
Incremental common shares attributable to stock options	89,043	123,248

Denominator for diluted earnings per share	2,543,964	2,529,777

Basic earnings per share	$1.43	$1.77

Diluted earnings per share	$1.38	$1.68

Note #4—Investment Securities Available for Sale

The amortized cost and approximate market values of investment securities available for sale are summarized as follows:

	December 31, 2007
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agencies	$5,000	$19	$—	$5,019
Mortgage-backed securities	3,878	2	62	3,818
Tax exempt bonds	3,344	17	2	3,359

	$12,222	$38	$64	$12,196

	December 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agencies	$6,000	$—	$31	$5,969
Mortgage-backed securities	5,086	1	139	4,948
Tax exempt bonds	3,342	9	18	3,333

	$14,428	$10	$188	$14,250

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

The amortized cost and fair values of investment securities available for sale at December 31, 2007, by stated maturities are shown below. Stated maturities may differ from actual maturities because certain instruments may have the right to call or prepay an obligation.

	Amortized Cost	Fair Value
Due within one year	$—	$—
Due from one year to five years	4,250	4,261
Due from five years to ten years	3,895	3,918
Due greater than ten years	199	199
Mortgage-backed securities	3,878	3,818

	$12,222	$12,196

No investments were sold in 2007 or 2006. Accrued interest on investments was $161 and $101 at December 31, 2007 and 2006, respectively, and is included in other assets.

Securities having a fair value of approximately $2,839 and $4,969 at December 31, 2007 and 2006, respectively, were pledged to secure public deposits, borrowings from the FHLB of San Francisco, and for other purposes as required by law.

Investment securities with gross unrealized losses at December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous loss position is as follows:

	December 31, 2007
	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Agencies	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	4	474	58	3,019	62	3,493
Tax exempt bonds	1	472	1	260	2	732

	$5	$946	$59	$3,279	$64	$4,225

	December 31, 2006
	Less than 12 months		12 months or longer		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value
U.S. Agencies	$1	$999	$30	$4,970	$31	$5,969
Mortgage-backed securities	3	413	137	3,668	140	4,081
Tax exempt bonds	7	994	10	640	17	1,634

	$11	$2,406	$177	$9,278	$188	$11,684

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

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

At December 31, 2007, 11 of the Company’s 30 investment securities have aggregated unrealized depreciation of 1.5% from the amortized cost. These losses were caused by interest rate increases. The securities are guaranteed by the U. S. Government, its agencies or are general obligations of political subdivisions such as cities or school districts. The Company has the ability to hold these securities until maturity or for the foreseeable future and no declines are deemed to be other-than-temporary.

Note #5—Loans Receivable, Net

Loans receivable are summarized as follows:

	December 31
	2007	2006
Real estate construction	$46,182	$50,305
Real estate	148,384	114,825
Commercial	53,018	36,217
Consumer	4,872	5,793

Loans receivable	252,456	207,140
Allowances for loan losses	(3,047)	(3,422)
Net deferred loan origination fees and costs	(941)	(837)

Loans receivable, net	$248,468	$202,881

Loans held for sale	$123	$752

Principal balance of loans receivable guaranteed by federally insured programs	$8,043	$15,952

Accrued interest receivable related to loans outstanding at December 31, 2007 and 2006 totaled $1,166 and $1,088, respectively, and is included in other assets in the balance sheets.

The principal balance of loans receivable from Native American entities was $17,516 and $26,014 at December 31, 2007 and 2006, respectively.

Loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of loans serviced for others totaled $11,088 and $10,580 as of December 31, 2007 and 2006, respectively. Loans purchased totaled $11,180 and $2,952 at December 31, 2007 and 2006, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

The Company maintains an allowance for credit losses at a level which management believes is adequate to absorb the estimated known and inherent risks in its on-balance sheet loan portfolio as well as in its unfunded commitments. A summary of transactions in the allowance for credit losses, which includes the allowance for loan losses and the reserve for unfunded commitments, follows:

	Year ended December 31
	2007	2006
Allowance for Loan Losses
Beginning balance	$3,422	$2,939
Provision for loan losses	1,310	525
Charge-offs	(1,687)	(104)
Recoveries	2	62

Balance at end of year	$3,047	$3,422

Reserve for Unfunded Commitments
Beginning balance	$185	$185
Provision for loan losses	(75)	—
Charge-offs	—	—
Recoveries	—	—

Balance at end of year	$110	$185

Allowance for Credit Losses
Allowance for loan losses	$3,047	$3,422
Reserve for commitments	110	185

Balance at end of year	$3,157	$3,607

Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due, unless the obligation is both well secured and is in the process of collection. At December 31, 2007, loans with a principal balance of $1,123 were placed on nonaccrual and classified as impaired. During 2007, $87 of interest income was forgone due to loans placed on nonaccrual status. At December 31, 2006, loans with a principal balance of $1,794 loans were placed on nonaccrual status and $64 of interest income was forgone. No additional funds are committed to be advanced in connection with impaired loans.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

The following is a summary of the investment in impaired loans, the related allowance for loan losses and income recognized thereon:

	December 31,
	2007	2006
Impaired loans with a valuation allowance	$651	$1,571
Impaired loans without a valuation allowance	472	223

Total impaired loans	$1,123	$1,794

Valuation allowance related to impaired loans	$86	$84

	Years Ended December 31,
	2007	2006
Average recorded investment in impaired loans	$1,315	$1,626

Cash receipts applied to reduce principal balance	$212	$2,264

Interest income recognized for cash payments	$35	$144

The provisions of SFAS No. 114 and SFAS No. 118 permit the valuation allowance reported above to be determined on a loan-by-loan basis or by aggregating loans with similar risk characteristics. Because the loans currently identified as impaired have unique risk characteristics, the valuation allowance was determined on a loan-by-loan basis.

At December 31, 2007 and 2006, the Company had no loans past due 90 days or more in interest or principal that were still accruing interest.

At December 31, 2007, the Company had no loans classified as troubled debt restructurings.

As part of its normal banking activities, the Company has extended credit to a major stockholder, directors, executive officers and/or companies in which they have an interest. In the opinion of management, all such transactions are on terms similar to those of transactions with nonaffiliated parties. A summary of related party loan activity follows:

	2007	2006
Balance at beginning of year	$9	$1,017
New loans	1,976	—
Repayments	(3)	(1,008)

Balance at end of year	$1,982	$9

The above loans do not include amounts for future commitments to disburse funds under the terms and conditions of loans granted to affiliates, which may result from construction loans or lines of credit. At December 31, 2007 and 2006, the undisbursed commitment amount for loans to affiliates was $ 4,096 and $2,718, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Note #6—Furniture, Fixtures and Equipment

The following table presents the components of furniture, fixtures and equipment at December 31, 2007 and 2006:

	2007	2006
Furniture and equipment	$2,726	$2,634
Building	1,539	1,539
Land improvements	573	573
Leasehold improvements	1,248	1,215
Computer software	523	465
Automobiles	56	56

	6,665	6,482
Less accumulated depreciation and amortization	2,835	2,259

	3,830	4,223
Land	1,850	325

	$5,680	$4,548

In 2006, the Company opened its fourth branch banking facility.

On December 27, 2007, the Bank purchased, for cash, a parcel of land in Indio, California for the purposes of building a 7,000 to 8,000 square foot full service banking facility. Pending approval by the City of Indio, construction of the new facility is expected to begin in the second quarter of 2008.

The Company leases certain facilities under operating leases with an affiliate of a major stockholder. Payments made to the affiliate under these leases were $92 and $90 for the years ended December 31, 2007 and 2006, respectively. The terms of this lease are no more favorable than would have been negotiated with an unaffiliated third party.

The Company leases certain facilities under non-cancelable operating leases. The original terms of the leases range from three to six years. The leases contain options to extend for periods to twelve years. The cost of the remaining unexercised options to extend has not been included in the following schedule. Rent expense for the years ended December 31, 2007 and 2006, under these lease agreements was $255 and $225, respectively. Minimum non-cancelable future lease payments at December 31, 2007 are as follows:

2008	$331
2009	293
2010	169
2011	16

$809

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Note #7—Deposits

The following reflects the major categories of deposits as a percentage of total deposits as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Demand deposits	$73,961	32.0%	$90,248	39.8%
NOW Accounts	14,223	6.2%	9,645	4.3%
Savings and money market	79,262	34.4%	67,770	29.9%
Time deposits $100,000 and greater	45,366	19.7%	46,114	20.4%
Time deposits less than $100,000	17,815	7.7%	12,653	5.6%

Total Deposits	$230,627	100.0%	$226,430	100.0%

Deposits of Native American entities totaled $19,833 and $19,233 at December 31, 2007 and 2006, respectively.

The aggregate amounts of time certificates of deposit $100 or more were $45,366 and $46,114 at December 31, 2007 and 2006, respectively.

At December 31, 2007, the scheduled maturities of time certificates of deposit of $100 or more are as follows:

2008	$39,848
2009	1,077
2010	931
2011	2,010
2012	1,500

$45,366

Interest expense on deposits is summarized as follows:

	Year ended December 31,
	2007	2006
Now accounts	$196	$52
Savings and money market	2,808	2,134
Time certificate of deposits	2,879	1,960

	$5,883	$4,146

As part of its normal banking activities, the Company has deposit relationships with various directors, its major shareholder, executive officers and/or companies in which they have an interest. In the opinion of management, all such deposits are on terms similar to those with nonaffiliated parties. Total deposits from related parties at December 31, 2007 and 2006 were $22,711 and $17,352, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Note #8—Borrowings

Federal Funds Arrangements with Commercial Banks

To manage liquidity, the Company has unsecured Federal Funds purchased lines of credit outstanding with two correspondent banks. The terms and conditions of the credit facilities allow the Company to borrow funds, for short periods of time, and are subject to the availability of funds from the correspondent bank. The combined maximum limits for the unsecured Federal Funds purchased lines of credit at both December 31, 2007 and 2006 were $13 million.

Federal Home Loan Bank Lines of Credit

The Company is also a member of the Federal Home Loan Bank of San Francisco (“FHLB-SF”). FHLB-SF has underwritten the Company to allow for a maximum borrowing limit of 25% of assets with terms to 360 months, subject to certain terms and conditions and require sufficient collateral be pledged. Collateral pledged can be in the form of qualified loans or qualified investment securities. At December 31, 2007 and 2006, the Company’s borrowing limit from the FHLB-SF is $63,132 and $50,137, respectively, of which $28,000 was outstanding at December 31, 2007. The Company had no outstanding borrowings at December 31, 2006. The average balance outstanding for short-term advances, defined as overnight borrowings plus term advances having a maturity of less than one year, was $2,940 in 2007. The average rate paid was 4.73%. The highest balance of short-term advances at any month-end during 2007 was $13,000. The average balance outstanding for long-term advances was $3,726 in 2007. The average rate paid was 4.82%. The highest balance of long-term advances at any month-end during 2007 was $15,000.

The following table summarizes the Company’s advances outstanding at December 31, 2007:

Amount	Type of Advance	Rate	Variable/Fixed	Maturity Date	Collateral
$ 3,000	Short-term	3.30%	Fixed	1/2/2008	Loans
5,000	Short-term	4.73%	Fixed	3/26/2008	Loans
5,000	Short-term	4.72%	Fixed	4/18/2008	Loans

13,000
5,000	Long Term	5.01%	Fixed	8/3/2009	Loans
5,000	Long Term	3.96%	Fixed	12/28/2009	Loans
5,000	Long Term	4.61%	Fixed	9/7/2010	Loans

15,000
$28,000

Securities Sold Under Agreement to Repurchase

Securities sold under agreement to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of December 31, 2007 the Company had $160 in securities sold under agreement to repurchase. The Company had no securities sold under agreement to repurchase outstanding as of December 31, 2006. The average rate paid was 1.67% for the year ended December 31, 2007. The carrying value of underlying securities provided as collateral for these transactions was $2,000 at December 31, 2007.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Note #9—Income Taxes

The components of income taxes consist of the following:

	Year Ended December 31,
	2007	2006
Current:
Federal	$1,603	$2,510
State	571	836

	2,174	3,346
Deferred:
Federal	174	(306)
State	48	(109)

	222	(415)

Income tax expense	$2,396	$2,931

A reconciliation of expected tax benefit computed using the applicable federal income tax rate of 34% to taxes actually provided is set forth below:

	Year Ended December 31,
	2007		2006
	Amount	Percent	Amount	Percent
Income taxes at federal rate	$2,011	34.0	$2,444	34.0
California franchise tax, net of federal income tax benefit	423	7.2	514	7.2
Other	(38)	(0.7)	(27)	(0.4)

	$2,396	40.5	$2,931	40.8

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset:
Investment securities available for sale	$10	$71
Allowance for loan losses	1,028	1,337
Accruals	278	384
Holding Co. start up costs	46	49
Other assets and liabilities	510	350

Net deferred tax asset	1,872	2,191

Deferred tax liability:
Depreciation	135	186
Loan origination costs	178	160
Other assets and liabilities	129	132

Net deferred tax liability	442	478

Net deferred taxes	$1,430	$1,713

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

In determining the possible future realization of deferred tax assets and liabilities, future taxable income from the following sources will be taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 2007 and 2006, there was no valuation allowance against deferred tax assets, as management determined that it was more likely than not that the net deferred tax asset will be realized.

Note #10—Employee Benefit Plans

In 1998, the Company’s stockholders adopted the 1998 Stock Option Plan (the “1998 Plan”) whereby the Board of Directors may grant incentive and nonqualified stock options to full-time salaried officers and employees at not less than the fair market value of the Company’s stock at the date of grant. A total of 157,597 shares are available for option under the 1998 Plan. In 2000, the Company’s stockholders adopted the 2000 Stock Option Plan (the “2000 Plan”) whereby the Board of Directors may grant incentive and/or nonqualified stock options to directors, full-time officers and employees at not less than the fair market value of the Company’s stock at the date of grant. A total of 292,680 shares are available for option under the 2000 Plan. The Plans provide for accelerated vesting if there is a change of control as defined by the Plans. Under the terms of the Plans, options may be granted for a term of up to ten years from the date of grant, and may be exercised immediately or over a vesting period established by the Board of Directors at the time of the grant. Stock options expire no later than ten years from the date of grant. No compensation has been recorded during 2007 or 2006 as all outstanding stock options were fully vested prior to January 1, 2006.

The fair value of each option previously granted is estimated on the date of the grant using Black-Scholes option pricing model.

The expected volatility is based on the historical volatility of the Company over the expected term. The expected term represents the estimated average period of time that the options remain outstanding. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Stock option activity for the Plans is as follows:

	2007				2006
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, Beginning of Year	207,912	$8.30			261,770	$7.70
Granted	—	—			—	—
Cancelled	(1,491)	23.14			(3,285)	22.74
Exercised	(47,715)	3.97			(50,573)	4.24

Outstanding, End of Year	158,706	9.46	4.1 Years	$1,388	207,912	8.30	4.5 Years	$3,967

Options available for granting at end of year	61,261				59,771
Options exercisable at December 31,	158,706	$9.46	4.1 Years	$1,388	207,912	$8.30	4.5 Years	$3,967

Weighted-average fair value of options granted during the year	$—				$—

The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 were $887 and $983, respectively.

The Company has made available to its employees a Simple IRA Plan (the “Simple IRA”). Participants are permitted to make contributions on a pretax basis, a portion of which is matched by the Company to prescribed limits. The Simple IRA expenses for the years ended December 31, 2007 and 2006 was $104 and $91, respectively.

Note #11—Salary Continuation Plans and Director Health Insurance

The Company established salary continuation plan agreements with various senior executives, as authorized by the Board of Directors. This agreement provides for annual cash payments for a period of 15 years, with payment commencing at normal retirement age. In the event of death prior to retirement, annual cash payments are to be paid to the executive’s beneficiaries based upon the benefit vested to the executive at the time of death. In the event of termination prior to normal retirement, the executive’s vested benefit at termination, is payable at normal retirement age. The present value of the Company’s liability under these Agreements is $1,140 and $787 at December 31, 2007 and 2006, respectively and is included in other liabilities in the Company’s Consolidated Financial Statements. The salary continuation plan expense for the years ended December 31, 2007 and 2006 was $353 and $378, respectively.

The Company established a health benefit plan that was approved for qualified members of the Board of Directors, their spouses and qualified children. Members of the Company’s Board of Directors are eligible to receive this benefit during their term of active service. Existing and new directors qualify for this benefit, must not be a participant in any other health insurance plan, and shall reimburse the Company for 20% of the cost of the benefit. For qualified directors who have more than five years of active service, the entire cost of the benefit is paid by the Company. Furthermore, the health insurance benefit converts to a Medicare supplemental

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

insurance policy when the later of the qualified director or director’s spouse becomes Medicare eligible. The spouse and children of a qualified director may also remain eligible to participate in the plan subsequent to the death of a qualified director, subject to certain limitations. During the years ending December 31, 2007 and 2006, the cost of the benefit was $88 and $80, respectively.

Qualified former directors, their spouses and qualified children may also be eligible for health insurance benefits, following the completion of five years of service, and being at least age 55 at the completion of their service, and are subject to certain other limitations. The benefit may continue to the former director’s spouse and children after the death of the former director. To qualify for this benefit, former directors must not be a participant in any other health insurance plan and may participate until age 75, or for a maximum of 10 years, whichever is less. The health insurance benefit converts to a Medicare supplemental insurance policy when the later of the qualified former director or spouse becomes Medicare eligible. The Company will pay the entire cost of the health or Medicare supplemental insurance policy. The present value of the Company’s liability under this plan was estimated to be $100 and $64 at December 31, 2007 and 2006, respectively, and is included in other liabilities in the Company’s Consolidated Financial Statements. During the years ending December 31, 2007 and 2006, the cost of this benefit was $36 and $33, respectively.

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

The following table presents the carrying amounts and fair values of the Company’s financial instruments at December 2007 and 2006:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Cash and cash equivalents	$13,562	$13,562	$20,569	$20,569
Interest-bearing deposits in other financial institutions	—	—	2,000	2,000
Investment securities available for sale	12,196	12,196	14,250	14,250
FHLB, FRB and PCBB stock	1,890	1,890	1,558	1,558
Loan held for sale	123	124	752	752
Loans receivable, net of deferred fees	251,515	250,291	206,303	207,034
Accrued interest receivable	1,327	1,327	1,088	1,088
Financial liabilities:
Deposits	230,627	230,880	226,430	226,336
Other borrowed funds	28,160	28,388	—	—
Accrued interest payable	163	163	158	158

	2007		2006
	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off balance sheet instruments
Commitments to extend credit	$56,594	$566	$60,368	$604

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

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

Deposits and other borrowed funds: The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts and other borrowed funds is based on projected contractual cash flow discounted at rates currently offered for deposits of similar maturities. The carrying amount of accrued interest payable approximates its fair value.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Bank met all capital adequacy requirements to which they are subject.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

As of the most recent notification, the Office of the Comptroller of the Currency (OCC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the following table:

	December 31, 2007
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,700	$27,700	$30,857
Ratio	9.83%	10.70%	11.92%

FDICIA well capitalized required capital:
Amount	$14,096	$15,528	$25,880
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,277	$10,352	$20,704
Ratio	4.0%	4.0%	8.0%

	December 31, 2006
	Tier 1 Capital	Tier 1 Risk- Based Capital	Risk-Based Capital
Actual capital:
Amount	$24,045	$24,045	$26,575
Ratio	9.34%	11.94%	13.20%

FDICIA well capitalized required capital:
Amount	$12,879	$12,081	$20,134
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$10,303	$8,054	$16,107
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to the Bank’s Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of December 31, 2007 and 2006:

	2007	2006
Capital in accordance with generally accepted accounting principles	$27,685	$23,939
Adjustments for Tier 1 capital and Tier 1 risk-based capital—unrealized gain (loss) on investment securities available for sale	(15)	(106)

Total Tier 1 capital and Tier 1 risk-based capital	27,700	24,045
Adjustments for risk-based capital—allowance for credit losses(1)	3,157	2,530

Total risk-based capital	$30,857	$26,575

(1)	Limited to 1.25% of risk-weighted assets.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Under federal banking law, dividends declared by the Bank in any calendar year may not, without the approval of the OCC, exceed its net income for that year combined with its retained income for the preceding two years.

Note #14—Condensed Financial Information of Parent Company

Canyon Bancorp, parent company only, condensed balance sheet as of December 31, 2007 and 2006 and the related condensed statement of earnings and condensed statement of cash flows for the year ended December 31, 2007 and from acquisition of all of the stock of the Bank (“Inception”) on June 30, 2006 to December 31, 2006 are presented below.

Condensed Balance Sheet

	At December 31,
	2007	2006
Assets
Cash and cash equivalents	$142	$83
Investment in subsidiary	27,685	23,939
Income tax receivable	770	383
Deferred tax asset	—	18
Other assets	3	—

Total Assets	$28,600	$24,423

Liabilities and Stockholders’ Equity
Deferred tax liability	26	—

Total Liabilities	26	—

Stockholders’ equity	28,574	24,423

Total Liabilities and Stockholders’ Equity	$28,600	$24,423

Condensed Statement of Earnings

	For the year ended December 31, 2007	From June 30, 2006 to December 31, 2006
Dividend income from subsidiary	$—	$220

Total income	—	220

Interest expense	—	—
Other expense	231	264

Total expense	231	264

Loss before income taxes and equity in undistributed earnings of subsidiary	(231)	(44)
Income tax benefit	(95)	(109)

Earnings before equity in undistributed earnings of subsidiary	(136)	65

Equity in undistributed earnings of subsidiary	3,655	2,120

Net earnings	$3,519	$2,185

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

Condensed Statement of Cash Flows

	For the year ended December 31, 2007	From June 30, 2006 to December 31, 2006
Operating Activities
Net earnings	$3,519	$2,185
Adjustments to reconcile net earnings to net cash used in operating activities:
Equity in undistributed earnings of subsidiary	(3,655)	(2,120)
Increase in other assets	(16)	(109)
Increase in other liabilities	26	—
Excess tax benefit from share-based payment arrangements	(356)	(292)

Net cash used by operating activities	(482)	(336)
Investing Activities
Net cash provided/(used) by investing activities	—	—
Financing Activities
Cash paid in lieu of fractional shares	(4)	(6)
Exercise of stock options	189	133
Excess tax benefit from share-based payment arrangements	356	292

Net cash provided by financing activities	541	419
Net increase in cash and cash equivalents	59	83
Cash and cash equivalents beginning of period	83	—

Cash and cash equivalents at end of year	$142	$83

Note #15—Commitments and Contingencies

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, lines of credit and letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Commitments generally have fixed expiration dates; however, the commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the borrower. The Company generally grants construction, commercial and consumer loans to customers throughout the Coachella Valley. Collateral required to support certain extensions of credit varies but may include cash, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties and residential real estate. At December 31, 2007 and 2006, the Company is committed to fund certain loans (predominately undisbursed construction loan funds lines of credit and letters of credit) amounting to $56,594 and $60,368, respectively, including letters of credit of $5,784 and $4,352, respectively.

CANYON BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

DECEMBER 31, 2007 AND 2006

(Dollars in thousands, except per share amounts)

In the normal course of business, the Company is involved in various litigated matters. In the opinion of management, and based on the advice of the Company’s counsel, the disposition of all pending litigation will not have a material effect on the Company’s financial position.

Note #16—Stock-Dividend

On November 28, 2006, the Board of Directors declared a five percent stock dividend payable December 22, 2006 to shareholders of record on December 8, 2006. Cash paid in lieu of fractional shares at the rate of $26.55 per share, amounted to $6.

On November 27, 2007, the Board of Directors declared a five percent stock dividend payable December 26, 2007 to shareholders of record on December 11, 2007. Cash paid in lieu of fractional shares at the rate of $18.50 per share, amounted to $4.

All shares and per share data have been retroactively adjusted to reflect the stock dividends.

INDEX TO EXHIBITS

Exhibit No.	Item	Sequential Page Number

3.1	Articles of Incorporation of the Company(1)

3.2	By-laws of the Company(1)

10.1	1998 Stock Option Plan of Canyon National Bank, assumed by the Company on June 30, 2006(1)

10.2	2000 Stock Option Plan of Canyon National Bank, assumed by the Company on June 30, 2006(1)

10.3	Employment Agreement dated March 1, 1998 between the Bank and Stephen G. Hoffmann(1)

10.4	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Stephen G. Hoffmann(1)

10.5	Salary Continuation Agreement dated September 1, 2003 between Canyon National Bank and Jonathan J. Wick(1)

10.6	Lease between Canyon National Bank and Smoke Tree Village Shopping Center dated February 10, 1998 (Main Office)(1)

10.7	Lease dated May 21, 2001 between Canyon National Bank and J. W. Trust dba Smoke Tree Village Shopping Center (Office Space)(2)

10.8	Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (Palm Springs Branch Office)(901 Tahquitz Way)(2)

10.9	Lease dated April 16, 2004 between Canyon National Bank and the Agua Caliente Development Authority (TESA Office Space)(901 Tahquitz Way)(1)

10.10	Lease dated July 25, 2005 between Canyon National Bank and DBP Investments, LLC (2nd Palm Desert Branch)(1)

10.11	Voting and Stock Transfer Agreement between Canyon National Bank and the Agua Caliente Band of Cahuilla Indians dated February 1, 1998(1)

10.12	Amendment to Voting and Stock Transfer Agreement between Canyon National Bank, Canyon Bancorp and the Agua Caliente Band of Cahuilla Indians dated February 1, 2006(1)

(1)	Incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on July 5, 2006.
(2)	Incorporated by reference to Form 10-KSB Annual Report filed with the Securities and Exchange Commission on March 28, 2007.

INDEX TO EXHIBITS

Continued

Exhibit No.	Item	Sequential Page Number

10.13	Commitment letter dated February 1, 2006 among the Company, the Agua Caliente Band of Cahuilla Indians and the Federal Reserve Board(1)

10.14	Subcontract for TESA Services between the Bank and the Agua Caliente Band of Cahuilla Indians dated October 1, 2002(1)

10.15	Salary Continuation Agreement dated May 15, 2006 between the Bank and Stephen G. Hoffmann(2)

10.16	Salary Continuation Agreement dated June 30, 2006 between the Bank and Jeffrey Gobble(2)

10.17	First Amendment to Salary Continuation Agreement dated June 19, 2007 between Stephen G. Hoffmann and Canyon National Bank(5)

10.18	First Amendment to Salary Continuation Agreement dated July 31, 2007 between Stephen G. Hoffmann and Canyon National Bank(6)

10.19	First Amendment to Salary Continuation Agreement dated July 31, 2007 between Jonathan J. Wick and Canyon National Bank(6)

11	Statement Regarding Computation of Net Earnings Per Share(3)

14	Code of Conduct(4)

21	Subsidiaries of the Registrant	84

23	Consent of Independent Public Accounting Firm	85

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	86

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	87

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	88

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	89

(1)	Incorporated by reference to Form S-8 Registration Statement filed with the Securities and Exchange Commission on July 5, 2006.
(2)	Incorporated by reference to Form 10-QSB Quarterly Report filed with the Securities and Exchange Commission on August 14, 2006.
(3)	Incorporated by reference to Note #3 of the Company’s financial statements included herein.
(4)	Incorporated by reference to Form 10-KSB Annual Report filed with the Securities and Exchange Commission on March 28, 2007.
(5)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 21, 2007.
(6)	Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 1, 2007.