Form 10-Q
period 2008-03-31
Canyon Bancorp
filed 2008-05-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated file, or a non-accelerated file. See definition of “Accelerated Filer”, “Large Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐     Accelerated Filer  ☐     Non-accelerated File  ☐     Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

Number of shares outstanding of common stock, as of May 6, 2008 is 2,479,927.

Transitional Small Business Disclosure Format (check one):     Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of March 31, 2008 and December 31, 2007. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 are consolidated for the Company and the Bank. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of March 31, 2008 and December 31, 2007

Consolidated Statements of Operations

For the three months ended March 31, 2008 and 2007

Consolidated Statements of Cash Flows

For the three months ended March 31, 2008 and 2007

Consolidated Statements of Comprehensive Income

For the three months ended March 31, 2008 and 2007

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	3/31/2008 (Unaudited)	12/31/2007 (Audited)
Assets
Cash and cash equivalents	$24,234	$13,562
Interest-bearing deposits in other financial institutions	—	—
Investment securities available for sale	10,018	12,196
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,890	1,890
Loans held for sale	636	123
Loans receivable, net	250,800	248,468
Furniture, fixtures and equipment	5,561	5,680
Income tax receivable	889	909
Deferred tax asset	1,420	1,430
Foreclosed assets	3,090	3,073
Other assets	1,640	1,825

Total Assets	$300,178	$289,156

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$79,786	$73,961
NOW accounts	13,346	14,223
Savings and money market	95,747	79,262
Time certificate of deposits	59,840	63,181

Total Deposits	248,719	230,627

Other borrowed funds	20,899	28,160
Other Liabilities	1,911	1,795

Total Liabilities	271,529	260,582

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,479,927 shares issued and outstanding as of of March 31, 2008 and December 31, 2007	23,513	23,513
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	8	(15)
Retained earnings	5,128	5,076

Total Stockholders’ Equity	28,649	28,574

Total Liabilities and Stockholders’ Equity	$300,178	$289,156

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three months ended March 31, 2008 and 2007

(Dollars in thousands, except per share amounts)

	3/31/08	3/31/2007
Interest income:
Loans receivable	$4,854	$4,820
Federal funds sold	80	179
Interest bearing deposits in other financial institutions	—	17
Investment securities available for sale	132	141

Total interest income	5,066	5,157
Interest expense:
Deposits	1,325	1,343
Other borrowed funds	289	—

Total interest expense	1,614	1,343
Net interest income	3,452	3,814
Provision for loan losses	1,160	90

Net interest income after provision for loan losses	2,292	3,724

Noninterest income:
Service charges and fees	193	166
Loan related fees	36	178
Lease administration fees	96	222
Automated teller machine fees	179	163
Net loss on sale of foreclosed assets	(19)	—
Net gain on sale of investment securities	21	—

Total noninterest income	506	729

Noninterest expenses:
Salaries and employee benefits	1,358	1,429
Occupancy and equipment expense	395	372
Professional fees	53	70
Data processing	166	144
Marketing and advertising expense	135	115
Foreclosed asset expense, net	26	—
Director and shareholder expense	146	112
Other operating expense	447	409

Total noninterest expenses	2,726	2,651

Earnings before income taxes	72	1,802
Income tax expense	20	731

Net earnings	$52	$1,071

Earnings rer share:
Basic	$0.02	$0.44

Diluted	$0.02	$0.42

Weighted average shares outstanding:
Basic	2,479,927	2,439,174

Diluted	2,536,790	2,543,346

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the three months ended March 31, 2008 and 2007

(Dollars in thousands)

	2008	2007
Operating Activities:
Net earnings	$52	$1,071
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(164)	(251)
Depreciation of fixed assets	163	150
Amortization of premium/discounts on investment securities, net	4	1
Provision for loan losses	1,160	90
Provision for unfunded commitment losses	10	—
Net gain on sale of securities available for sale	(21)	—
Net loss on sale of other foreclosed assets	19	—
FHLB stock dividends received	—	(15)
Net increase in loans held for sale	(513)	(667)
Increase in other assets	185	2,131
Decrease in incomes tax receivable	20	493
Decrease in deferred income taxes	10	—
Increase in other liabilities	90	423
Excess tax benefit from share-based payment arrangements	—	(217)

Net cash provided by operating activities	1,015	3,209

Investing Activities:
Net increase in loans	(4,057)	(7,668)
Purchase of investment securities available for sale	(3,015)	—
Principal repayment of investment securities available for sale	228	313
Proceeds from sale of securities available for sale	2,021	—
Proceeds from maturing/called investment securities available for sale	3,000	2,000
Decrease in interest bearing deposits in other financial institutions	—	400
Proceeds from sale of foreclosed assets	693	—
Purchases of premises and equipment	(44)	(38)

Net cash used in investing activities	(1,174)	(4,993)

Financing Activities:
Net increase in deposits non-term deposits	21,433	14,037
Net decrease in time certificates of deposit	(3,341)	(538)
Net decrease in other borrowings	(7,261)	—
Proceeds for exercise of stock options	—	82
Excess tax benefit from shared-based payment arrangements	—	217

Net cash provided by financing activities	10,831	13,798

Net Increase in Cash and Cash Equivalents	10,672	12,014
Cash and Cash Equivalents at the Beginning of the Period	13,562	20,569

Cash and Cash Equivalents at the End of the Period	$24,234	$32,583

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$1,638	$1,327

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$39	$21

Transfer of loans to other real estate owned	$729	$—

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three months ended March 31, 2008 and 2007

(Dollars in Thousands)

	3/31/08	3/31/07
Net earnings	$52	$1,071
Other comprehensive income:
Unrealized gain on investment securities available for sale, net of related income tax expense of $16 and $8 for March 31, 2008 and 2007, repectively	23	13

Comprehensive Income	$75	$1,084

See accompanying notes to financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 27, 2007	December 11, 2007	December 26, 2007	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

BUSINESS COMBINATIONS: On December 4, 2007 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”, the objective of which is to improve, simplify and converge internationally the accounting for business combinations. SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) also will reduce the complexity of existing generally accepted accounting principles (“GAAP”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact SFAS No. 141(R) would have on its financial condition and results of operations.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS: Also on December 4, 2007 FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The objective of SFAS No. 160 is to improve, simplify and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. However, the Company does not have any noncontrolling (minority) interests in subsidiaries at this time and does not expect SFAS No. 160 to have any impact on the financial condition, results of operations, or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: On March 19, 2008 FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has historically not had derivative instruments or been involved in hedging activities and, as such, does not expect SFAS No. 161 to have any impact on financial condition, results of operations or liquidity.

3.	Share Based Compensation

The following table presents the activity related to options for the three months ended March 31, 2008 and 2007.

	March 31, 2008				March 31, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	158,706	$9.46			207,910	$8.30
Granted	—	—			—	—
Cancelled	—	—			(475)	23.24
Exercised	—	—			(23,100)	3.55

Outstanding, end of period	158,706	9.46	3.9 Years	$1,382	184,335	8.86	4.6 Years	$2,911

Options exercisable, end of period	158,706	$9.46	3.9 Years	$1,382	185,335	$8.86	4.6 Years	$2,911

4.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

5.	Adoption of New Accounting Standards

In September 2006 FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective January 1, 2008. The impact of adoption was not material.

In February 2007 FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any additional financial assets or financial liabilities as of January 1, 2008.

Effective January 1, 2008, the Company determines the fair market values of certain financial instruments based on the fair value hierarchy established in SFAS No. 157, “Fair Value Measurements,” which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

The following provides a summary of the hierarchical levels, as defined by SFAS No. 157, used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 assets and liabilities may include debt and equity securities that are traded in an active exchange market and that are highly liquid and are actively traded in over-the-counter markets.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities may include debt securities with quoted prices that are traded less frequently than exchange-traded instruments and other instruments whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data. This category generally includes U.S. Government and agency mortgage-backed debt securities, corporate debt securities, derivative contracts, residential mortgage and loans held-for-sale.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential MSRs, asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

Fair Value Measurements

The Company used the following methods and significant assumptions to estimate fair value:

•	Securities

The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather relying on the security’s relationship to other benchmark quoted securities. Based on the composition of the Company’s available for sale securities portfolio, all assets in this group are recurring level 2 as of March 31, 2008.

•	Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan. At March 31, 2008 Loans Held for Sale are non-recurring level 2.

•	Impaired Loans

A loan is considered impaired when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of the Company’s loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. Impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. The Company measures impairment on all non-accrual loans and charges-off amounts in which the carrying cost of the loan exceeds fair value, less selling costs. Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, the Company records impaired loans as non-recurring Level 2. At March 31, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management or recent transaction prices for similar collateral.

•	Foreclosed Assets

The fair value of foreclosed assets is determined, when possible, using recent appraised values of the asset, recent transaction prices for similar assets or listed sales price. As such, the Company records foreclosed assets as non-recurring Level 2.

The following table provides a summary as of March 31, 2008 of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Available for sale investment securities	$—	$10,018	$—	$10,018

Total assets measure on a recurring basis	$—	$10,018	$—	$10,018

The following table provides a summary as of March 31, 2008 of the financial instruments the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Loans held for sale	$—	$636	$—	$636
Impaired loans	—	6,740	—	6,740
Foreclosed assets	—	3,090	—	3,090

Total assets measure on a non-recurring basis	$—	$10,466	$—	$10,466

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company is a bank holding company with a single banking subsidiary. The Company was incorporated on January 18, 2006, for the purpose of acquiring Canyon National Bank. Effective June 30, 2006, the Company acquired all of the stock of the Bank pursuant to a Plan of Reorganization dated February 14, 2006 between the Company and the Bank. Pursuant to the Plan of Reorganization, the shares of the Bank’s common stock were exchanged for shares of the common stock of the Company on a share-for-share basis. As a result, upon the consummation of the reorganization on June 30, 2006, the Bank became a wholly-owned subsidiary of the Company and the shareholders of the Bank became the shareholders of the Company. The Bank is a national banking association which was organized on March 6, 1998, and is headquartered in Palm Springs, California. Palm Springs is located in the Coachella Valley, which is located within Riverside County in Southern California. The Bank received its charter to commence the business of banking from the Office of the Comptroller of the Currency (“OCC”) on July 10, 1998. Concurrent with OCC approval, FDIC deposit insurance became effective and began insuring depositor’s accounts up to $100,000. In July 1998, the Bank opened for business and commenced banking operations at its main office located at 1711 East Palm Canyon Drive, Palm Springs, California. In addition to its main office, the Bank has three branch offices, one in Palm Springs and two in Palm Desert. The Bank’s most recently opened branch, located at 77-933 Las Montanas Road, Palm Desert, California, commenced operations on March 23, 2006. In December 2007 the Company purchased a parcel of land in the City of Indio, California for the purposes of building a 6,500 to 6,800 square foot full service branch office. Pending approval of its construction plans by the City of Indio, construction of the new facility is expected to begin in the second half of 2008. Until the new facility is completed, the Company may place a temporary branch facility on the parcel of land purchased or may lease a temporary location in order to commence offering banking services in the second half of 2008.

As of May 6, 2008, the Company’s 2,479,927 shares of Common Stock are held by 297 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Bank. These include, but are not limited to, the deterioration in economic conditions in the Coachella Valley, the Company’s service area; risks associated with fluctuations in interest rates; liquidity risks; asset/liability matching risks; the competitive environment in which the Company operates and its impact upon the Company’s net interest margin; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; and risks associated with the many current and future laws and regulations to which the Company is subject.

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

Although Management believes the level of the allowance at March 31, 2008 is adequate to absorb losses inherent in the loan portfolio, a decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At March 31, 2008, total assets were $300.2 million compared to $289.2 million at December 31, 2007, resulting in an $11.0 million or 3.8% increase in total assets over the three-month period. Over this same three-month period, net loans receivable increased by $2.3 million or 0.9%, investment securities available for sale and interest bearing deposits in other financial institutions decreased by $2.2 million or 17.9% and cash and cash equivalents increased by $10.7 million or 78.7%. At March 31, 2008 and December 31, 2007, net loans receivable comprised 83.6% and 85.9%, respectively, of total assets and represented 100.8% and 107.7%, respectively, of deposits.

Loan Portfolio

The increase in loans receivable from year-end 2007 to March 31, 2008 is primarily the result of an increase of non-construction real estate loans. Non-construction real estate loans are primarily secured by commercial real estate properties. From year-end 2007, gross loans increased by $2.9 million to $255.3 million at March 31, 2008. The largest loan category at March 31, 2007 is real estate loans—excluding construction loans—which constitutes 59.7% of gross loans. The next largest loan concentrations are commercial loans (21.3% of gross loans) secured by non-real estate assets or made on an unsecured basis and construction loans (17.3% of gross loans). Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (1.7% of gross loans). With the exception of loans to Native Americans, a majority of the Company’s loans are made by borrowers residing, or doing business, within the Coachella Valley and surrounding area. When collateral is used to secure a loan, the collateral is generally secured by property located within the Coachella Valley. Loans to Native American entities are generally secured by collateral located in the State of California or other western states.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at March 31, 2008 totaled $17.2 million, or 6.8% of gross loans, some of which are guaranteed by the United States Government. At that same date, loan balances of $7.9 million were guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at March 31, 2008 and December 31, 2007 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	March 31 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Real estate:
Construction	$44,181	17.3%	$46,182	18.3%
Other	152,370	59.7%	148,384	58.8%
Commercial	54,310	21.3%	53,018	21.0%
Consumer	4,472	1.7%	4,872	1.9%

Gross loans	255,333	100.0%	252,456	100.0%

Deferred loan origination fees and costs	(869)		(941)
Allowance for loan losses	(3,664)		(3,047)

Net loans	$250,800		$248,468

Loans held for sale	$636		$123

Principal balance guaranteed by federally insured programs	$7,874		$8,043

Principal balance outstanding to Native American entities	$17,243		$17,516

The weighted average interest rate on the loan portfolio at March 31, 2008, is 7.10%. At March 31, 2008, eighty-five percent (85%) or $218.8 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, or a United States Treasury instrument. Seventy-eight percent (78%) or $169.6 million of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $11.6 million and $11.0 million at March 31, 2008 and December 31, 2007, respectively.

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

At March 31, 2008, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 217% of total capital. The Company’s ratio of total CRE loans to total capital was 332% at March 31, 2008 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

a)	has secured United States Government guarantees on certain loans to mitigate potential losses, and

b)	has instituted an extensive funds control process to disburse construction loan proceeds, and

c)	has capital levels in excess of the well-capitalized amounts required by federal banking authorities to support possible future losses, and

d)	has modified its minimum underwriting standards in response to slower growth of real estate values and a general slowing in the local and national economies, and,

e)	has instituted a reporting process to the Board of Directors to monitor concentrations.

The table on the following page sets forth the amount of total loans outstanding as of March 31, 2008 for real estate loans by sub category and occupancy type.

	As of March 31, 2008
	(Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$3,277	$27,447	$30,724
Multifamily	—	—	—
Commercial	1,493	6,362	7,855
Land Improvements	—	5,602	5,602
Other
1 to 4 Family Residential	15,601	12,836	28,437
Home Equity Lines of Credit	2,810	3,800	6,610
Multifamily	—	2,282	2,282
Commercial	54,727	38,237	92,964
Land	—	22,077	22,077

Total Real Estate Loans	$77,908	$118,643	$196,551

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the financing needs of its clients. These commitments to provide credit represent an obligation of the Company to its clients, which is not represented within the Company’s balance sheets. At March 31, 2008 and December 31, 2007, the Company had $57.6 million and $56.6 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at March 31, 2008 is 19.0% undisbursed construction loans, 62.9% unused lines of credit, 5.1% unused home equity lines of credit, and 13.0% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The allowance for loan losses as a percentage of gross loans was 1.43% at March 31, 2008 and 1.21% at December 31, 2007.

At March 31, 2008, the outstanding principal balance of nonperforming assets totaled $9.8 million and included $3.1 million in foreclosed assets and $6.7 million in nonaccrual loans. Nonperforming assets have increased during the first quarter 2008 due to the recent deterioration of real estate values throughout Southern California which includes the Company’s primary lending area.

Foreclosed assets at March 31, 2008 consisted of nineteen residential real properties and personal property. Nonaccrual loans consisted of three business loans, three real estate secured loans, and twelve construction loans. The business loans include one loan guaranteed by the United States Bureau of Indian Affairs. Management has determined the fair value of the collateral securing these loans and has charged off the amount, if any, in which the recorded book value exceeds the fair value less sales costs. Should further deterioration in collateral values occur subsequent to March 31, 2008, further charge-offs may be necessary in the future. The Company has initiated foreclosure procedures on the properties where borrowers have been unable to repay their loans in accordance with the contractual terms of the loan. Loan balances are reported net of a participation interests sold to others and are sold without recourse. During the quarter, the Company repossessed four real estate properties which were collateral for nonperforming loans and two personal property items. The Company also initiated foreclosure procedures on other nonperforming loans. A majority of the nonperforming assets are construction loans located in the Company’s primary lending area.

The table on the following page sets forth non-performing assets as of March 31, 2008 and 2007, and December 31, 2007, as well as adversely classified loans as of these dates. Nonaccrual loans may also be adversely classified, resulting in the principal balance reported in both categories.

Non-performing Assets

(dollars in thousands)

	March 31		December 31 2007
	2008	2007
Foreclosed assets	$3,090	$—	$3,073
Nonaccrual loans [1]
Real Estate:
Construction	4,348	—	562
Other	1,027	1,544	561
Commercial	1,365	223	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets: [2]	9,830	1,767	4,196

Adversely classified loans: [1]
Substandard
Real estate
Construction	15,268	—	249
Other	1,818	2,066	1,836
Commercial	1,341	24	250
Consumer	—	—	2

Total substandard	18,427	2,090	2,337

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$18,427	$2,090	$2,337

Ratio of adversely classified loans to gross loans at period end	7.2%	1.0%	0.9%
Ratio of nonaccrual loans to gross loans at period	2.6%	0.8%	0.4%
Ratio of allowance for loan losses to nonperforming assets [2]	37.3%	190.3%	72.6%
Ratio of allowance for loan losses to adversely classified assets	19.9%	160.9%	130.4%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming assets is defined as foreclosed assets, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the three-months ended March 31, 2008 and 2007, and the year ended December 31, 2007, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses.

Allowance for Loan Losses

(dollars in thousands)

	For the Three Months Ended March 31,		For the Year Ended December 31, 2007
	2008	2007
Balances: [1]
Average gross loans outstanding during period	$255,033	$214,845	$227,829
Total gross loans outstanding at end of period	255,333	214,916	252,456
Allowance for loan losses:
Balance at beginning of period	3,047	3,422	3,422
Provision for loan losses	1,160	90	1,310
Loan charge-offs
Real Estate - Construction	(203)	—	(782)
Real Estate - Other	(141)	—	(135)
Commercial	(195)	(143)	(746)
Consumer	(22)	(7)	(24)

Total loan charge-offs	(561)	(150)	(1,687)

Recoveries
Real Estate - Construction	12	—	—
Real Estate - Other	—	—	1
Commercial	5	—	1
Consumer	1	—	—

Total recoveries	18	—	2

Net loan (charge-off’s)/recoveries	(543)	(150)	(1,685)

Balance at end of period	$3,664	$3,362	$3,047

Ratios:
Net loan charge-off’s/(recoveries) to average loans [2]	0.85%	0.28%	0.74%
Allowance for loan losses to gross loans at the end of the period	1.43%	1.56%	1.21%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [1]	59.28%	17.85%	55.30%
Net loan charge-off’s/(recoveries) to provision for loan losses	46.81%	166.67%	128.63%

[1]	Excludes loans held for sale

[2]	Interim periods annualized

The Company intends to continue to concentrate the majority of its earning assets in commercial and real estate loans. In all forms of lending there are inherent risks. Further, the Company does not engage in subprime lending.

While the Company believes that its underwriting criteria are prudent, outside factors, such as a continuing deterioration in the Southern California economy as precipitated by the recent disruptions in the secondary mortgage markets and decreased demand for mortgage loans could adversely impact our credit quality. Previous outside events, such as the recession in Southern California in the early 1990’s, the Los Angeles earthquake of 1994, or slowdown in the Southern California economy in line with the slowdown immediately following the September 11 terrorist attacks, could also adversely impact credit quality. A repeat of these types of events could cause deterioration in the Company’s loan portfolio.

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

Although Management believes the allowance for loan losses at March 31, 2008 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Security and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at March 31, 2008 is $10.0 million with a 4.07% yield (5.10% tax equivalent yield). This compares to a fair value of $12.2 million at December 31, 2007 with a 4.55% yield. The unrealized gain on available for sale investment securities at March 31, 2008 is $14,000 ($8,000 net of related income taxes) or 0.1% of amortized cost.

During the first three months of 2008, principal repayments and maturities of investment securities available for sale totaled $3.2 million and purchases of investment securities totaled $3.0 million. Also during the first three months of 2008, the Company sold $2.0 million of investment securities and recognized a gain of $21,000. Since 2006, the Company has purchased income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has an 8.0 years average life compared to an average life of approximately 4.9 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at March 31, 2008 and December 31, 2007. The Company has no securities classified as held to maturity or trading.

	As of March 31, 2008				As of December 31, 2007
	Amortized Costs	Fair Value	Percent	Yield	Amortized Costs	Fair Value	Percent	Yield
US agencies	$1,000	$1,001	10%	5.44%	$5,000	$5,019	41%	5.41%
Mortgage-backed securities	3,649	3,638	36%	4.18%	3,878	3,818	32%	4.22%
State and municipal bonds	5,355	5,379	54%	3.74%	3,344	3,359	27%	3.66%

Total	$10,004	$10,018	100%	4.07%	$12,222	$12,196	100%	4.55%

Deposits

Total deposits at March 31, 2008 were $248.7 million compared to $230.6 million at December 31, 2007. The largest category of deposit accounts at March 31, 2008, is savings and money market accounts which make up 38.5% of total deposits. Thirty-two percent of total deposits are non-interest bearing demand deposits. At March 31, 2008 and December 31, 2007, the weighted average term to maturity of certificate of deposits was 8.1 months and 7.7 months, respectively. The weighted average interest rates paid on time deposits was 4.20% and 4.70% at March 31, 2008 and December 31, 2007, respectively.

Deposits of Native American entities totaled $23.9 million and $19.8 million at March 31, 2008 and December 31, 2007, respectively. These deposits represent 9.6% and 8.6%, respectively, of total deposits.

The table below reflects the major categories of deposits as a percentage of total deposits as of March 31, 2008 and December 31, 2007.

Deposits

(dollars in thousands)

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Demand deposits	$79,786	32.1%	$73,961	32.0%
NOW Accounts	13,346	5.4%	14,223	6.2%
Savings and money market	95,747	38.5%	79,262	34.4%
Time deposits $100,000 and greater	40,839	16.4%	45,366	19.7%
Time deposits less than $100,000	19,001	7.6%	17,815	7.7%

Total Deposits	$248,719	100.0%	$230,627	100.0%

Borrowings

To manage liquidity, the Company has unsecured Federal Funds purchased lines of credit outstanding with two correspondent banks. The terms and conditions of the credit facilities allow the Company to borrow funds, for short periods of time, and are subject to the availability of funds from the correspondent bank. The combined maximum limits for the unsecured Federal Funds purchased lines of credit at both March 31, 2008 and December 31, 2007 were $13 million. The Company had no outstanding balances on these unsecured lines of credit as of March 31, 2008 or December 31, 2007.

The Company is also a member of the Federal Home Loan Bank of San Francisco (“FHLB-SF”). FHLB-SF has underwritten the Company to allow for a maximum borrowing limit of 25% of assets with terms to 360 months, subject to certain terms and conditions and requiring sufficient collateral be pledged. Collateral pledged can be in the form of qualified loans or qualified investment securities. At March 31, 2008 and December 31, 2007, the Company’s borrowing limit from the FHLB-SF was $60.8 million and $63.1 million, respectively, of which $20.0 million and $28.0 million was outstanding at March 31, 2008 and December 31, 2007, respectively. Subsequent to March 31, $5 million of short term advances was repaid.

The following table summarizes the Company’s advances outstanding at March 31, 2008:

Amount	Type of Advance [1]	Rate	Variable/Fixed	Maturity Date	Collateral
$5,000	Short term	4.72%	Fixed	4/18/2008	Loans

5,000	Long term	5.01%	Fixed	8/3/2009	Loans
5,000	Long term	3.96%	Fixed	12/28/2009	Loans
5,000	Long term	4.61%	Fixed	9/7/2010	Loans

15,000

$20,000		4.58%

[1]	Short term advances are defined as overnight borrowings plus term advances having a maturity of less than one year. Long term advances have a maturity equal to or greater than one year.

Securities sold under agreement to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of March 31, 2008 and December 31, 2007 the Company had $899,000 and $160,000 in securities sold under agreement to repurchase, respectively.

Results of Operations

The net earnings during the three-month period ended March 31, 2008 were $52,000 or $0.02 per diluted share compared to net earnings of $1,071,000 or $0.42 per diluted share for the same quarter in 2007. Lower net earnings in the quarter ended March 31, 2008 are primarily attributable to (i) an increase in the provision for loan losses, (ii) a increase in interest expense – specifically for borrowed funds – and, (iii) a decline in noninterest income.

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

The yield earned on interest earning assets for the quarter ended March 31, 2008 was 7.32% compared to 8.57% for the quarter ended March 31, 2007. Interest bearing liability costs for the first quarter of 2008 were 3.39% compared to 3.73% for the first quarter of 2007. The net interest margin or net interest income divided by average interest earning assets for the first quarter of 2008 and 2007 was 4.99% and 6.34%, respectively.

Loan, federal funds sold and investment security yields generally decreased from 2007 to 2008 primarily due to: a) repricing of these assets at lower yields, and b) lower interest rates charged on new assets. While interest bearing yields decreased from 2007 to 2008, total interest expense increased significantly in 2008 due to the increase in volume of borrowed funds.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three-months ended March 31, 2008, the decrease in net interest income over the same prior year period is primarily attributable to increase in volume of interest bearing liabilities – specifically borrowed funds – which more than offset the decrease in interest rates paid. Earning assets showed substantial growth, but that was not sufficient to offset the decline in rates earned.

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

Rate Volume Analysis

For the three months ended March 31, 2008 compared to March 31, 2007

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$820	$(786)	$34
Federal funds sold	(42)	(57)	(99)
Investment securities	(11)	(15)	(26)

Total interest income	767	(858)	(91)

Interest bearing liabilities
NOW accounts	$4	$(27)	$(23)
Savings and money market	129	(152)	(23)
Time certificates of deposits	37	(9)	28
Other borrowed funds	289	—	289

Total interest expense	459	(188)	271

Net interest income	$308	$(670)	$(362)

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

For the first quarter, the primary reason for the decrease in net interest income from 2007 to 2008 is lower interest rates earned on loans which was offset by the increases in average loan and liability balances

The table set forth below shows the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended March 31, 2008			Three-months ended March 31, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$254,399	$4,854	7.67%	$214,569	$4,820	9.11%
Federal funds sold	10,880	80	2.96%	15,167	196	5.24%
Investment securities	13,164	132	4.03%	14,253	141	4.01%

Total interest-earning assets	278,443	5,066	7.32%	243,989	5,157	8.57%

Non-interest earning assets	21,847			17,120

Total assets	$300,290			$261,109

Interest bearing liabilities
NOW deposits	$13,284	$31	0.94%	$12,264	$54	1.79%
Savings deposits and money market	90,651	608	2.70%	75,397	631	3.39%
Time deposits	62,041	686	4.45%	58,372	658	4.57%
Other borrowed funds	25,706	289	4.52%	—	—	0.00%

Total interest-bearing liabilities	191,682	1,614	3.39%	146,033	1,343	3.73%

Demand deposits	77,715			87,921
Non-interest-bearing liabilities	1,999			1,956

Total liabilities	271,396			235,910

Stockholders’ equity	28,894			25,199

Total liabilities and stockholders’ equity	$300,290			$261,109

Net interest spread [3]		$3,452	3.93%		$3,814	4.84%
Net interest margin [4]			4.99%			6.34%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Noninterest income

Non-interest income for the three months ended March 31, 2008 totaled $506,000 compared to $729,000 for the three months ended March 31, 2007. Deposit account related service charges and fees collected and automated teller machine (“ATM”) fees increased in the first quarter 2007 over the same quarter last year. However, loan related fees and lease administration fees declined by $142,000 and $126,000, respectively, during this period due to lower transaction volume. ATM fee revenues are generated primarily from servicing ATM’s owned by others, for whom the Company performs settlement, monitoring, claims processing, and related services. Lease administration fees are collected under a subcontract with the Agua Caliente Band of Cahuilla Indians, a principal shareholder of the Company, for certain allotted reservation land transfers.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on servicing government guaranteed loans, primarily Section 184 fees as discussed below. Mortgage banking activity generated fee revenues of $21,700 during the first quarter of 2008 compared to $25,800 generated during the first quarter of the prior year. Credit market turmoil combined with substantial softening of real estate market activity in 2008 contributed to the decline in mortgage banking revenues from the prior year. In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in eight Western states. The Company does not retain or service loans originated under this program. During the first quarter of 2008, the Company earned $9,700 in Section 184 fees, compared to $139,700 during the first quarter of 2007.

In addition to mortgage banking fees and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Noninterest Expense

For the quarter ended March 31, 2008 and 2007 noninterest expenses totaled $2,726,000 and $2,651,000, respectively. Decreases in salaries and employee benefits – related to lower estimated annual incentive accrual – and professional fees – related to lower consultant fees – only partially offset increases in other categories of noninterest expense. Occupancy and equipment, data processing, marketing, directors and shareholders and other operating expenses all showed modest increases. Also, costs incurred to maintain foreclosed assets in the first quarter 2008 were $26,000 while no such costs were incurred during the prior year.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Noninterest Income and Noninterest Expense

(dollars in thousands)

	Three-months Ended March 31,
	2008		2007
	Amount	% of Total	Amount	% of Total
Noninterest income:
Service charges and fees	$193	38%	$166	23%
Loan related fees	36	7%	178	24%
Lease administration fees	96	19%	222	31%
Automated teller machine fees	179	36%	163	22%
Net loss on sale of foreclosed assets	(19)	-4%	—	0%
Net gain on sale of investment securities	21	4%	—	0%

Total noninterest income	506	100%	729	100%

		.
Noninterest expenses:
Salaries and employee benefits	1,358	50%	1,429	54%
Occupancy and equipment expense	395	15%	372	14%
Professional fees	53	2%	70	3%
Data processing	166	6%	144	6%
Marketing and advertising expense	135	5%	115	4%
Directors and shareholders expense	146	5%	112	4%
Foreclosed asset expense, net	26	1%	—	0%
Other operating expense	447	16%	409	15%

Total noninterest expenses:	2,726	100%	2,651	100%

Net noninterest expense	$2,220		$1,922

Net noninterest expense as a percentage of average total assets (annualized)	2.96%		2.94%

Provision for Loan Losses

For the quarter ended March 31, 2008, the provision for loan losses the Company charged against current period earnings was $1,160,000 compared to $90,000 for the prior year’s same quarter. The slowing of local and national real estate markets led Management to downgrade a number of construction loans to substandard and/or non-accrual. The Company made a substantial provision for loan losses against current period earnings. As a result of this provision, Management deems the level of its allowance for loan losses at March 31, 2008 to be adequate.

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

Liquidity

At March 31, 2008 and December 31, 2007 the Company had 12.0% and 9.6%, respectively, of total assets in cash and cash equivalents, federal funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the FHLB-SF, or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds on up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets. More information is provided above under “Borrowings”.

Provision for Income Taxes

The provision for income taxes was $20,000 and $731,000 for the quarter ended March 31, 2008 and 2007, respectively. The decrease in the income tax provision is commensurate with the decline in pre-tax income. The Company’s effective tax rate was 27.8% for the first quarter of 2007 and 40.6% for the first quarter of 2007.

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

Net interest income simulation. As of March 31, 2008, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet at March 31, 2008 was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of March 31, 2008. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

The table below presents as of March 31, 2008, forecasted net interest income and net interest margin for the next twelve months using a base market interest rate and the estimated change to the base scenario given incremental upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$15,839	6.2%	5.73%	0.33%
Up 200 basis points	$15,512	4.0%	5.61%	0.21%
Up 100 basis points	$15,233	2.1%	5.51%	0.11%
BASE CASE	$14,920		5.40%
Down 100 basis points	$14,808	-0.8%	5.36%	-0.04%
Down 200 basis points	$14,593	-2.2%	5.29%	-0.11%
Down 300 basis points	$14,118	-5.4%	5.12%	-0.28%

The simulation results indicate the Company’s interest rate risk position was asset sensitive as the simulated impact of an upward movement in interest rates would result in increases in net interest income over the next 12 month period while a downward movement in interest rates would result in a decrease in net interest income over the next 12 months.

Market Value of Equity

The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in the market value of the Company’s interest-sensitive financial instruments that would occur in response to an incremental increase or decrease in market rates of 100, 200 and 300 basis points. This analysis assigns significant value to noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model in an interest rate risk management tool and the results are not necessarily an indication of the Company’s actual future results. Actual results may vary significantly from model results. Loan prepayments and deposit attrition, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

The base case is determined by applying various current market discount rates to the estimated cash flows from different types of assets, liabilities and off-balance sheet items existing at March 31, 2008. The table below shows the projected change in the market value of equity for the set of rate shocks presented as of March 31, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$39,836	-3.3%	13.71%	139.05%
Up 200 basis points	$40,047	-2.8%	13.65%	139.78%
Up 100 basis points	$40,446	-1.8%	13.64%	141.18%
BASE CASE	$41,199		13.72%	143.81%
Down 100 basis points	$43,217	4.9%	14.18%	150.85%
Down 200 basis points	$43,128	4.7%	14.04%	150.54%
Down 300 basis points	$39,164	-4.9%	12.70%	136.70%

The results of the market value of equity model indicate that an increase in interest rates would decrease the Company’s market value of equity from the base case while a decrease in interest rates would increase the market value of equity in the down 100 and down 200 basis point scenarios. The Company considers a down 300 basis point scenario to be unlikely given current market interest rates.

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table on the next page illustrates the volume and repricing characteristics of the Company’s balance sheet at March 31, 2008 over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of March 31, 2008

(dollars in thousands)

	Amounts Subject to Repricing Within				Total
	3 months and less	3-12 months	1-5 years	After 5 years
Interest-earning assets
Loans held for sale [1]	$—	$—	$—	$636	$636
Loans receivable [1,2]	116,249	31,432	83,418	17,494	248,593
Investment securities available for sale [3]	27	1,335	3,073	5,583	10,018
Federal funds sold	10,315	—	—	—	10,315

Total	126,591	32,767	86,491	23,713	269,562

Interest-bearing liabilities
NOW accounts	13,346	—	—	—	13,346
Savings and money market	95,747	—	—	—	95,747
Time deposits $100,000 and greater	17,019	18,102	5,718	—	40,839
Time deposits less than $100,000	4,695	12,053	2,253	—	19,001
Other borrowings	5,899	—	15,000	—	20,899

Total	$136,706	$30,155	$22,971	$—	$189,832

Interest rate sensitivity gap	$(10,115)	$2,612	$63,520	$23,713	$79,730
Cumulative interest rate sensitivity gap	(10,115)	(7,503)	56,017	79,730
Cumulative interest rate sensitivity gap ratio (based on total assets)	-3.9%	-2.9%	21.5%	30.6%

[1]	Excludes deferred loan origination fees and costs.

[2]	Excludes non-accrual loans and allowance for loan losses.

[3]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $28.6 million or 9.54% of total assets at March 31, 2008. The ratio of shareholders equity to total assets at December 31, 2007 was 9.88%. The decrease in the equity to asset ratio is due to asset growth (3.8%) outpacing capital growth (0.3%). The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at March 31, 2008 and December 31, 2007. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s actual capital amounts and ratios as of March 31, 2008 and December 31, 2007 are presented in the following table:

Regulatory Capital

(dollars in thousands)

	March 31, 2008
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,783	27,783	31,061
Ratio	9.3%	10.6%	11.9%

FDICIA well capitalized required capital:
Amount	$14,985	15,704	26,173
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,988	10,469	20,939
Ratio	4.0%	4.0%	8.0%

	December 31, 2007
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,700	27,700	30,857
Ratio	9.8%	10.7%	11.9%

FDICIA well capitalized required capital:
Amount	$14,096	15,528	25,880
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,277	10,352	20,704
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of March 31, 2008 and December 31, 2007:

Regulatory Capital

(dollars in thousands)

	March 31, 2008	December 31, 2007
Capital in accordance with generally accepted accounting principles	$27,791	$27,685
Adjustments for Tier 1 capital and Tier 1 risk based capital - unrealized (loss) on investment securities available for sale	8	(15)

Total Tier 1 capital and Tier 1 risk-based capital	27,783	27,700
Adjustments for risk-based capital - allowance for credit losses [1]	3,278	3,157

Total risk-based capital	$31,061	$30,857

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of March 31, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Please see the section above titled “Asset/Liability Management and Interest Rate Sensitivity” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which provides an update to the Company’s quantitative and qualitative disclosure about market risk. This analysis should be read in conjunction with text under the caption “Interest Rate Risk Management” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which text is incorporated here by reference. This analysis of market risk and market-sensitive financial information contains forward-looking statements and is subject to the disclosure at the beginning of Item 2 regarding such forward-looking information.

Item 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period in which this quarterly report was being prepared. There were no significant changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II- Other Information

Item 1 - Legal Proceedings

As of March 31, 2008, the Company was not a party to any significant legal proceedings.

Item 1a - Risk Factors

Not applicable

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

Canyon Bancorp
(Registrant)

Date: May 14, 2008	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating Officer and Chief Financial Officer