Form 10-Q
period 2008-06-30
Canyon Bancorp
filed 2008-08-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “Accelerated Filer”, “Large Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated File  ☐    Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of common stock, as of August 5, 2008 is 2,497,360.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of June 30, 2008 and December 31, 2007. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for June 30, 2008 and December 31, 2007, and for the three and six months ended June 30, 2008 and 2007, are consolidated for the Company and the Bank. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of June 30, 2008 and December 31, 2007

Consolidated Statements of Operations

For the three and six months ended June 30, 2008 and 2007

Consolidated Statements of Cash Flows

For the six months ended June 30, 2008 and 2007

Consolidated Statements of Comprehensive Income

For the three and six months ended June 30, 2008 and 2007

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	6/30/2008 (Unaudited)	12/31/2007 (Audited)
Assets
Cash and cash equivalents	$17,244	$13,562
Investment securities available for sale	9,269	12,196
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,764	1,890
Loans held for sale	109	123
Loans receivable, net	248,526	248,468
Furniture, fixtures and equipment	5,446	5,680
Income tax receivable	931	909
Deferred tax asset	1,484	1,430
Foreclosed assets	3,412	3,073
Other assets	1,533	1,825

Total Assets	$289,718	$289,156

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$71,135	$73,961
NOW accounts	12,045	14,223
Savings and money market	91,422	79,262
Time certificate of deposits	61,812	63,181

Total Deposits	236,414	230,627

Other borrowed funds	22,514	28,160
Other Liabilities	1,975	1,795

Total Liabilities	260,903	260,582

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,494,802 and 2,479,927 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	23,621	23,513
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	(93)	(15)
Retained earnings	5,287	5,076

Total Stockholders’ Equity	28,815	28,574

Total Liabilities and Stockholders’ Equity	$289,718	$289,156

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three and six months ended June 30, 2008 and 2007

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$4,420	$4,921	$9,274	$9,741
Federal funds sold	27	210	107	389
Interest bearing deposits in other financial institutions	—	20	—	37
Investment securities available-for-sale	136	155	268	296

Total interest income	4,583	5,306	9,649	10,463
Interest expense:
Deposits	1,017	1,452	2,343	2,796
Other borrowed funds	188	—	477	—

Total interest expense	1,205	1,452	2,820	2,796
Net interest income	3,378	3,854	6,829	7,667
Provision for loan losses	825	110	1,985	200

Net interest income after provision for loan losses	2,553	3,744	4,844	7,467

Noninterest income:
Service charges and fees	212	174	405	339
Loan related fees	106	87	141	266
Lease administration fees	122	185	218	407
Automated teller machine fees	196	184	375	347
Net loss on sale of foreclosed assets	(12)	—	(31)	—
Net gain on sale of investment securities	7	—	28	—

Total noninterest income	631	630	1,136	1,359

Noninterest expenses:
Salaries and employee benefits	1,329	1,224	2,687	2,654
Occupancy and equipment expense	390	355	785	727
Professional fees	69	124	122	194
Data processing	184	140	350	283
Marketing and advertising expense	96	100	231	215
Director and shareholder expense	123	153	269	265
Foreclosed asset expense, net	380	—	406	—
Other operating expense	445	465	892	873

Total noninterest expenses	3,016	2,561	5,742	5,211

Earnings before income taxes	168	1,813	238	3,615
Income Tax Expense	8	736	27	1,466

Net earnings	$160	$1,077	$211	$2,149

Earnings Per Share:
Basic	$0.06	$0.44	$0.08	$0.88

Diluted	$0.06	$0.42	$0.08	$0.85

Weighted Average Shares Outstanding:
Basic	2,484,971	2,456,390	2,482,450	2,447,580

Diluted	2,535,563	2,542,545	2,535,590	2,543,160

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the six months ended June 30, 2008 and 2007

(Dollars in thousands)

	2008	2007
Operating Activities:
Net earnings	$211	$2,149
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(322)	(464)
Depreciation of furniture, fixtures and equipment	320	298
Amortization of premium/discounts on investment securities, net	(8)	(4)
Provision for loan losses	1,985	200
Provision for unfunded loan commitment losses	10	—
Net gain on sale of securities available for sale	(28)	—
Net loss on sale of other foreclosed assets	31	—
FHLB stock dividends received	(33)	(26)
Net decrease in loans held for sale	14	367
Change in valuation allowance for other foreclosed assets	563	—
Increase in other assets	292	1,697
Decrease/(increase) in income tax receivable	(73)	276
Increase in deferred income taxes	(2)	—
Increase in other liabilities	170	774
Excess tax benefit from share-based payment arrangements	51	(246)

Net cash provided by operating activities	3,181	5,021

Investing Activities:
Net increase in loans	(3,328)	(16,894)
Purchase of investment securities available for sale	(4,117)	(4,488)
Proceeds from sale of Federal Home Loan Bank stock	159	—
Proceeds from sale of securities available for sale	2,028	—
Principal repayment of investment securities available for sale	567	658
Proceeds from maturing/called investment securities available for sale	4,355	6,000
Decrease in interest bearing deposits in other financial institutions	—	618
Capitalization of costs to complete foreclosed assets	(151)	—
Proceeds from sale of foreclosed assets	825	—
Purchases of premises and equipment	(86)	(113)

Net cash provided by/(used in) investing activities	252	(14,219)

Financing Activities:
Net increase in deposits non-term deposits	7,156	2,753
Net increase/(decrease) in time certificates of deposit	(1,369)	2,472
Net decrease in other borrowings	(5,646)	—
Proceeds for exercise of stock options	57	103
Excess tax benefit from shared-based payment arrangements	51	246

Net cash provided by financing activities	249	5,574

Net Increase/(Decrease) in Cash and Cash Equivalents	3,682	(3,624)
Cash and Cash Equivalents at the Beginning of the Period	13,562	20,569

Cash and Cash Equivalents at the End of the Period	$17,244	$16,945

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$2,859	$2,780

Taxes Paid	$—	$630

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$109	$(20)

Transfer of loans to other foreclosed assets	$1,607	$—

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income

(Unaudited)

For the three and six months ended June 30, 2008 and 2007

(Dollars in Thousands)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net earnings	$160	$1,077	$211	$2,149
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of related income tax benefit of $68 and $16 for the three months ended June 30, 2008 and 2007, respectively, and $52 and $8 for the six months ended June 30, 2008 and 2007, respectively	(97)	(24)	(61)	(12)
Less reclassification adjustment for realized gains on investment securities available for sale included in net earnings, net of related income tax expense of $3 and $11 for the three and six months ended June 30, 2008, respectively.	(4)	—	(17)	—

Comprehensive income	$59	$1,053	133	$2,137

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 27, 2007	December 11, 2007	December 26, 2007	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

BUSINESS COMBINATIONS: On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations,” the objective of which is to improve, simplify and converge internationally the accounting for business combinations. SFAS 141(R) improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) also will reduce the complexity of existing generally accepted accounting principles (“GAAP”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of assessing the impact SFAS No. 141(R) would have on its financial condition and results of operations.

NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS: Also on December 4, 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” The objective of SFAS No. 160 is to improve, simplify and converge internationally the reporting of noncontrolling interests in consolidated financial statements. SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report noncontrolling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and noncontrolling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. However, the Company does not have any noncontrolling (minority) interests in subsidiaries at this time and does not expect SFAS No. 160 to have any impact on the financial condition, results of operations or liquidity.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES: On March 19, 2008, FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has historically not had derivative instruments or been involved in hedging activities and, as such, does not expect SFAS No. 161 to have any impact on financial condition, results of operations or liquidity.

HIERARCHY OF GENERALLY ACCEPTED ACCOUNTING PRINCIPLES: On May 9, 2008, FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”). Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards (SAS) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS No. 162 to have any impact on the presentation of its financial condition or results of operations.

FINANCIAL GUARANTEE INSURANCE CONTRACTS: On May 23, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts,” which clarifies how FASB SFAS No. 60, “Accounting and Reporting by Insurance Enterprises,” applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. It also requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of SFAS No. 163 are intended to improve the comparability and quality of information provided to users of financial statements by creating consistency in the measurement and recognition of claim liabilities. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Disclosures about the insurance enterprise’s risk-management activities are effective the first period beginning after issuance of the Statement. The Company does not issue financial guarantee insurance contracts and, as such, does not expect SFAS No. 163 to have any impact on financial condition, results of operations or liquidity.

3.	Share Based Compensation

The following table presents the activity related to options for the six months ended June 30, 2008 and 2007.

	June 30, 2008				June 30, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	158,706	$9.46			207,910	$8.30
Granted	—	—			—	—
Cancelled	(88)	21.81			(596)	22.85
Exercised	(14,875)	3.82			(26,998)	3.83

Outstanding, end of period	143,743	10.04	3.8 Years	$681	180,316	8.92	4.4 Years	$2,553

Options exercisable, end of period	143,743	$10.04	3.8 Years	$681	180,316	$8.92	4.4 Years	$2,553

4.	Reclassifications

Certain reclassifications were made to prior year presentations to conform to the current year. These reclassifications are of a normal recurring nature.

5.	Adoption of New Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. SFAS No. 157 is effective January 1, 2008. The impact of adoption was not material.

In February 2007, FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any additional financial assets or financial liabilities as of January 1, 2008.

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

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. This category generally includes certain private equity investments, retained residual interests in securitizations, residential mortgage-servicing rights (MSR), asset-backed securities (ABS), highly structured or long-term derivative contracts and certain collateralized debt obligations (CDO) where independent pricing information was not able to be obtained for a significant portion of the underlying assets.

Fair Value Measurements

The Company used the following methods and significant assumptions to estimate fair value:

•	Securities

The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather relying on the security’s relationship to other benchmark quoted securities. Based on the composition of the Company’s available for sale securities portfolio as of June 30, 2008, US Treasury notes are recurring Level 1 and all other assets are recurring Level 2.

•	Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset, or assets, adjusted for the specific attributes of that loan. At June 30, 2008, Loans Held for Sale are non-recurring Level 2.

•	Impaired Loans

A loan is considered impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of the Company’s loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. Impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. The Company measures impairment on all non-accrual loans and charges-off amounts in which the carrying cost of the loan exceeds fair value, less selling costs. Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, the Company records impaired loans as non-recurring Level 2. At June 30, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management or recent transaction prices for similar collateral.

•	Foreclosed Assets

The fair value of foreclosed assets is determined, when possible, using recent appraised values of the asset less selling costs, recent transaction prices for similar assets less selling costs or listed sales prices less selling costs. As such, the Company records foreclosed assets as non-recurring Level 2.

The following table provides a summary, as of June 30, 2008, of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Available for sale investment securities	$105	$9,164	$—	$9,269

Total assets measured on a recurring basis	$105	$9,164	$—	$9,269

The following table provides a summary as of June 30, 2008 of the financial instruments the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Loans held for sale	$—	$109	$—	$109
Impaired loans	—	11,327	—	11,327
Foreclosed assets	—	3,412	—	3,412

Total assets measured on a non-recurring basis	$—	$14,848	$—	$14,848

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of August 5, 2008, the Company’s 2,497,360 shares of Common Stock are held by 297 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Bank. These include, but are not limited to, the possibility of deterioration in economic conditions in the Coachella Valley; the Company’s service area; risks associated with fluctuations in interest rates; liquidity risks; asset/liability matching risks; the competitive environment in which the Company operates and its impact upon the Company’s net interest margin; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; and risks associated with the many current and future laws and regulations to which the Company is subject.

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

Although Management believes the level of the allowance at June 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a continued decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At June 30, 2008, total assets were $289.7 million compared to $289.2 million at December 31, 2007, resulting in a $0.5 million or 0.2% increase in total assets over the six-month period. Over this same six-month period, net loans receivable remained relatively the same at $248.5 million, investment securities available for sale decreased by $2.9 million or 24% and cash and cash equivalents increased by $3.7 million or 27.1%. At June 30, 2008 and December 31, 2007, net loans receivable comprised 85.8% and 85.9%, respectively, of total assets and represented 105.1% and 107.7%, respectively, of deposits.

Loan Portfolio

From year-end 2007, gross loans decreased by $0.5 million to $251.9 million at June 30, 2008. The largest loan category at June 30, 2008 is real estate loans—excluding construction loans—which constitutes 61.2% of gross loans. The next largest loan concentrations are commercial loans (22.2% of gross loans) secured by non-real estate assets or made on an unsecured basis and construction loans (14.6% of gross loans). To mitigate risks associated with construction lending, Management has modified policies and processes which have had the intended effect of reducing the construction loan portfolio from December 31, 2007 to June 30, 2008. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (2.0% of gross loans). With the exception of loans to Native American entities, a majority of the Company’s loans are made to borrowers residing, or doing business, within the Coachella Valley and surrounding region. Generally, collateral securing real estate loans, with the exception of loans made to Native American entities is located within the Coachella Valley. Loans, and related collateral, if any, to Native American related entities are generally located throughout the State of California and, to a lesser extent, other Western States.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at June 30, 2008 total $16.9 million, or 6.7% of gross loans, many of which are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at June 30, 2008 and December 31, 2007 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	June 30 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Real estate:
Construction	$36,707	14.6%	$46,182	18.3%
Other	154,188	61.2%	148,384	58.8%
Commercial	55,872	22.2%	53,018	21.0%
Consumer	5,142	2.0%	4,872	1.9%

Gross loans	251,909	100.0%	252,456	100.0%

Deferred loan origination fees and costs	(817)		(941)
Allowance for loan losses	(2,566)		(3,047)

Net loans	$248,526		$248,468

Loans held for sale	$109		$123

Principal balance guaranteed by federally insured programs	$7,809		$8,043

Principal balance outstanding to Native American entities	$16,901		$17,516

The weighted average interest rate on the loan portfolio at June 30, 2008, is 6.81%. At June 30, 2008, eighty-six percent (86%) or $216.6 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, London Interbank Offered Rate (LIBOR), or a United States Treasury instrument. Seventy-three percent (73%) or $157.6 million of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $11.8 million and $11.0 million at June 30, 2008 and December 31, 2007, respectively.

Commercial Real Estate Loans

In December 2006, the OCC, Board of Governors of the Federal Reserve System and FDIC (the “Agencies”) issued final joint Guidance on Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices (the “Guidance”). This Guidance applies to national banks and state chartered banks and was developed to reinforce sound risk management practices for institutions with high and increasing concentrations of commercial real estate loans on their balance sheets.

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

At June 30, 2008, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 190% of total capital. The Company’s ratio of total CRE loans to total capital was 307% at June 30, 2008 and also exceeded the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

a)	has secured United States Government guarantees on certain loans to mitigate potential losses, and

b)	has instituted an extensive funds control process to disburse construction loan proceeds, and

c)	has capital levels in excess of the well-capitalized amounts required by federal banking authorities to support possible future losses, and

d)	has modified its minimum underwriting standards in response to changes in real estate values and a general slowing in the local and national economies, and

e)	has instituted a reporting process to the Board of Directors to monitor concentrations.

To mitigate risks associated with construction lending, Management has modified policies and processes which have had the intended effect of reducing the construction loan portfolio.

The table on the following page sets forth the amount of total loans outstanding as of June 30, 2008 for real estate loans by sub category and occupancy type.

Commercial Real Estate (CRE) Loans

(dollars in thousands)

	As of June 30, 2008 (Dollars in thousands)
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$2,089	$20,335	$22,424
Multifamily	—	—	—
Commercial	1,052	7,488	8,540
Land improvements	—	5,743	5,743
Other
1 to 4 family residential	16,192	14,010	30,202
Home equity lines of credit	3,697	3,451	7,148
Multifamily	—	2,572	2,572
Commercial	54,311	38,502	92,813
Unimproved land	—	21,423	21,423

Total Real Estate Loans	$77,341	$113,524	$190,865

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the future financing needs of its clients. These commitments to provide credit represent an obligation of the Company to borrowers, which is not represented within the Company’s balance sheets. At June 30, 2008 and December 31, 2007, the Company had $49.7 million and $56.6 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at June 30, 2008 is 22.9% undisbursed construction loans funds, 57.8% unused commercial lines of credit, 5.7% unused home equity lines of credit, and 13.6% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The allowance for loan losses as a percentage of gross loans was 1.02% at June 30, 2008 and 1.21% at December 31, 2007.

At June 30, 2008, the outstanding principal balance of nonperforming assets totaled $14.7 million and included $3.4 million in foreclosed assets and $11.3 million in nonaccrual loans. Nonperforming assets have increased during the first six months of 2008 due to the recent deterioration of real estate values throughout Southern California which includes the Company’s primary lending area. Additionally, approximately 80% of non-performing assets at June 30, 2008 relate to existing construction loans or former construction loans which have been repossessed from borrowers. The increase in non-performing construction loans and repossessed properties stem primarily from the borrowers inability to dispose of properties at current market price. Foreclosed assets at June 30, 2008 consisted of twenty-one residential real properties and one personal property. Nonaccrual loans consisted of two business loans, five real estate secured loans, and fourteen construction loans. Management has determined the fair value of the collateral securing these loans and has charged off the amount, if any, in which the recorded book value exceeds the fair value of the collateral less sales costs. Should further deterioration in collateral values occur subsequent to June 30, 2008, further charge-offs may be necessary in the future. The Company has initiated foreclosure procedures on the properties where borrowers have been unable to repay their loans in accordance with the contractual terms of the loan. Loan balances are reported net of participation interests sold to others and are all sold without recourse. Loan balances are also reported net of charged-off amounts. During the second quarter 2008, the Company repossessed three real estate properties which were collateral for nonperforming loans and sold one real estate property that had been repossessed in a previous period. The Company wrote down the value of repossessed property during the quarter by $285,000, which was charged against earnings. The Company is in varying stages of working with borrowers in order to resolve deficiencies and completing foreclosure actions where efforts working with the borrowers have been unsuccessful. When efforts to resolve problem loans with borrowers are unsuccessful and collateral secures the loan, foreclosure or repossession efforts are initiated. A majority of the nonperforming assets are construction loans located in the Company’s primary lending area.

The table below sets forth non-performing assets as of June 30, 2008 and 2007, and December 31, 2007, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

Non-performing Assets

(dollars in thousands)

	June 30		December 31 2007
	2008	2007
Non-Performing assets
Foreclosed assets	$3,412	$—	$3,073
Nonaccrual loans [1]
Real Estate:
Construction	9,244	562	562
Other	1,366	526	561
Commercial	717	223	—
Consumer	—	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets: [2]	14,739	1,311	4,196

Adversely classified loans: [1]
Substandard
Real estate
Construction	10,443	562	249
Other	1,810	2,516	1,836
Commercial	906	123	250
Consumer	—	—	2

Total substandard	13,159	3,201	2,337

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$13,159	$3,201	$2,337

Ratio of adversely classified loans to gross loans at period end	5.2%	1.4%	0.9%
Ratio of nonaccrual loans to gross loans at period	4.5%	0.6%	0.4%
Ratio of allowance for loan losses to nonperforming assets [2]	17.4%	264.6%	72.6%
Ratio of allowance for loan losses to adversely classified assets	19.5%	108.4%	130.4%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming assets is defined as foreclosed assets, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the six-month periods ended June 30, 2008 and 2007, and the year ended December 31, 2007, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses. As set forth in the table, the Company decided to increase its allowance for loan losses by $1,985,000 for the six months ended June 30, 2008. The reasons for this significant increase are discussed below under “Results of Operations – Provision for Loan Losses.”

Allowance for Loan Losses

(dollars in thousands)

	For the Six Months Ended June 30,		For the Year Ended December 31, 2007
	2008	2007
Balances: [1]
Average gross loans outstanding during period	$253,492	$216,134	$227,829
Total gross loans outstanding at end of period	251,909	224,383	252,456
Allowance for loan losses:
Balance at beginning of period	3,047	3,422	3,422
Provision for loan losses	1,985	200	1,310
Loan charge-offs
Real Estate - Construction	(1,552)	—	(782)
Real Estate - Other	(181)	—	(135)
Commercial	(703)	(147)	(746)
Consumer	(56)	(6)	(24)

Total loan charge-offs	(2,492)	(153)	(1,687)

Recoveries
Real Estate - Construction	12	—	—
Real Estate - Other	—	—	1
Commercial	12	—	1
Consumer	2	—	—

Total recoveries	26	—	2

Net loan (charge-off’s)/recoveries	(2,466)	(153)	(1,685)

Balance at end of period	$2,566	$3,469	$3,047

Ratios:
Net loan charge-off’s/(recoveries) to average loans [2]	1.95%	0.14%	0.74%
Allowance for loan losses to gross loans at the end of the period	1.02%	1.55%	1.21%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [1]	192.21%	8.82%	55.30%
Net loan charge-off’s/(recoveries) to provision for loan losses	124.23%	76.50%	128.63%

[1]	Excludes loans held for sale

[2]	Interim periods annualized

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

Although Management believes the allowance for loan losses at June 30, 2008 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Securities and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at June 30, 2008 is $9.3 million with a 3.93% yield (4.96% tax equivalent yield). This compares to a fair value of $12.2 million at December 31, 2007 with a 4.55% yield. The unrealized loss on available for sale investment securities at June 30, 2008 is $155,000 ($93,000 net of related income taxes) or 1.6% of amortized cost.

During the first six months of 2008, principal repayments and maturities of investment securities available for sale totaled $4.9 million and purchases of investment securities totaled $4.1 million. Also during the first six months of 2008, the Company sold $2.0 million of investment securities and recognized a gain of $28,000. Since 2006, the Company has purchased income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has an average life of 9.3 years compared to an average life of approximately 6.4 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at June 30, 2008 and December 31, 2007. The Company has no securities classified as held to maturity or trading.

Investment Securities Available for Sale

(dollars in thousands)

	As of June 30, 2008				As of December 31, 2007
	Amortized Costs	Fair Value	Percent	Yield	Amortized Costs	Fair Value	Percent	Yield
US Treasury	$106	105	1%	2.69%	$0	$0	0%	3.71%
US agencies	0	$0	0%	0.00%	5,000	$5,019	41%	5.41%
Mortgage-backed securities	4,309	4,270	46%	4.18%	3,878	3,818	32%	4.22%
State and municipal bonds	5,009	4,894	53%	3.75%	3,344	3,359	27%	3.66%

Total	$9,424	$9,269	100%	3.93%	$12,222	$12,196	100%	4.55%

Deposits

Total deposits at June 30, 2008 were $236.4 million compared to $230.6 million at December 31, 2007. The largest category of deposit accounts at June 30, 2008, is savings and money market accounts which make up 38.7% of total deposits. Thirty percent of total deposits are non-interest bearing demand deposits. At June 30, 2008 and December 31, 2007, the weighted average term to maturity of certificate of deposits was 7.9 months and 7.7 months, respectively. The weighted average interest rates paid on time deposits was 3.61% and 4.70% at June 30, 2008 and December 31, 2007, respectively.

Deposits of Native American entities totaled $23.5 million and $19.8 million at June 30, 2008 and December 31, 2007, respectively. These deposits represent 9.9% and 8.6%, respectively, of total deposits.

The table below reflects the major categories of deposits as a percentage of total deposits as of June 30, 2008 and December 31, 2007.

Deposits

(dollars in thousands)

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Demand deposits	$71,135	30.1%	$73,961	32.0%
NOW Accounts	12,045	5.0%	14,223	6.2%
Savings and money market	91,422	38.7%	79,262	34.4%
Time deposits $100,000 and greater	41,747	17.7%	45,366	19.7%
Time deposits less than $100,000	20,065	8.5%	17,815	7.7%

Total Deposits	$236,414	100.0%	$230,627	100.0%

Borrowings

To manage liquidity, the Company has unsecured Federal Funds purchased lines of credit outstanding with two correspondent banks. The terms and conditions of the credit facilities allow the Company to borrow funds, for short periods of time, and are subject to the availability of funds from the correspondent bank. The combined maximum limits for the unsecured Federal Funds purchased lines of credit at both June 30, 2008 and December 31, 2007 were $13 million. The Company had no outstanding balances on these unsecured lines of credit as of June 30, 2008 or December 31, 2007.

The Company is a member of the Federal Home Loan Bank of San Francisco (“FHLB-SF”). FHLB-SF has underwritten the Company to allow for a maximum borrowing limit of 25% of assets with terms to 360 months, subject to certain terms and conditions and requiring sufficient collateral be pledged. Collateral pledged can be in the form of qualified loans or qualified investment securities. At June 30, 2008 and December 31, 2007, the Company’s borrowing limit from the FHLB-SF was $62.6 million and $63.1 million, respectively, of which $22.0 million and $28.0 million was outstanding at June 30, 2008 and December 31, 2007, respectively.

The following table summarizes the Company’s advances outstanding at June 30, 2008:

Amount	Type of Advance [1]	Rate	Variable/Fixed	Maturity Date	Collateral
$ 7,000	Short term	2.87%	Fixed	7/1/2008	Loans

5,000	Long term	5.01%	Fixed	8/3/2009	Loans
5,000	Long term	3.96%	Fixed	12/28/2009	Loans
5,000	Long term	4.61%	Fixed	9/7/2010	Loans
15,000		4.53%

$22,000		4.00%

[1]	Short term advances are defined as overnight borrowings plus term advances having a maturity of less than one year. Long term advances have a maturity equal to or greater than one year.

Securities sold under agreement to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of June 30, 2008 and December 31, 2007 the Company had $514,000 and $160,000 in securities sold under agreement to repurchase, respectively.

Results of Operations

The net earnings during the three-month period ended June 30, 2008 were $160,000 or $0.06 per diluted share compared to net earnings of $1,077,000 or $0.42 per diluted share for the same quarter in 2007. Lower net earnings in the quarter ending June 30, 2008 are primarily attributable to (i) an increase in the provision for loan losses, (ii) a decrease in net interest income, and (iii) an increase in noninterest expenses – specifically foreclosed asset expense.

The net earnings during the six-month period ended June 30, 2008 were $211,000 or $0.08 per diluted share compared to net earnings of $2,149,000 or $0.85 per diluted share for the same period in 2007. Lower net earnings for the six-month period are attributable to the same factors as the three-month period, described above.

Net Interest Income and Net Interest Margin

Net interest income, the principal source of earnings, represents the difference between interest and fees earned from lending and investing activities and the interest paid on deposits and other interest-bearing liabilities used to fund those activities. Variations in the pricing, volume, and mix of loans, investments and deposits and their relative sensitivity to movements in interest rates influence net interest income.

The yield earned on interest earning assets for the quarter ended June 30, 2008 was 6.89% compared to 8.58% for the quarter ended June 30, 2007. Interest bearing liability costs for the second quarter of 2008 were 2.64% compared to 3.81% for the second quarter of 2007. The net interest margin or net interest income divided by average interest earning assets for the second quarter of 2008 and 2007 was 5.08% and 6.23%, respectively.

The yield earned on interest earning assets for the six months ended June 30, 2008 was 7.11% compared to 8.57% for the six months ended June 30, 2007. Interest bearing liability costs for the six-month period in 2008 was 3.02% compared to 3.77% for the same period in 2007. The net interest margin for the six months ended June 30, 2008 and 2007 was 5.03% and 6.28%, respectively.

Lower yields on earning assets-specifically loans and fed funds sold-accounted for most of the decline in net interest income for the three-month and six-month periods. For the three-month period, a large decrease in interest expense on deposits was partially offset by interest expense on other borrowed funds. For the six-month period, the increase in interest expense on other borrowed funds exceeded the decrease in interest expense on deposits.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three months and six months ended June 30, 2008, the decrease in net interest income over the same prior year periods is primarily attributable to the decrease in interest rates paid. Loans showed substantial growth, but that was not sufficient to offset the decline in rates earned and the increase in interest expense driven by the increase in volume of other borrowed funds.

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

Rate Volume Analysis

For the three months ended June 30, 2008 compared to June 30, 2007

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume[1]	Rate [1]	Total
Interest earning assets
Loans [2]	$715	$(1,216)	$(501)
Federal funds sold	(100)	(83)	(183)
Investment securities	(59)	20	(39)

Total interest income	556	(1,279)	(723)

Interest bearing liabilities
NOW accounts	$2	(49)	$(47)
Savings and money market	115	(370)	(255)
Time deposits	(14)	(119)	(133)
Other borrowed funds	188	—	188

Total interest expense	291	(538)	(247)

Net interest income	$265	$(741)	$(476)

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the six months ended June 30, 2008 compared to June 30, 2007

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume[1]	Rate [1]	Total
Interest earning assets
Loans [2]	$1,532	$(1,999)	$(467)
Federal funds sold	(140)	(142)	(282)
Investment securities	(78)	13	(65)

Total interest income	1,314	(2,128)	(814)

Interest bearing liabilities
NOW accounts	$6	(76)	$(70)
Savings and money market	242	(520)	(278)
Time deposits	21	(126)	(105)
Other borrowed funds	477	—	477

Total interest expense	746	(722)	24

Net interest income	$568	$(1,406)	$(838)

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

The tables set forth below show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended June 30, 2008			Three-months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost[1]	Average Balance	Interest Income/ Expense	Yield/ Cost[1]
Interest earning assets
Loans [2]	$251,603	$4,420	7.07%	$216,828	$4,921	9.10%
Federal funds sold	4,862	27	2.23%	16,031	210	5.25%
Investment securities	10,907	136	5.02%	15,276	175	4.59%

Total interest-earning assets	267,372	4,583	6.89%	248,135	5,306	8.58%

Non-interest earning assets	22,979			16,838

Total assets	$290,351			$264,973

Interest bearing liabilities
NOW deposits	$13,500	$17	0.51%	$13,059	$64	1.97%
Savings deposits and money market	93,892	440	1.88%	80,241	695	3.47%
Time deposits	58,299	560	3.86%	59,439	693	4.68%
Other borrowed funds	17,913	188	4.22%	—	—	0.00%

Total interest-bearing liabilities	183,604	1,205	2.64%	152,739	1,452	3.81%

Demand deposits	75,762			83,526
Non-interest-bearing liabilities	2,062			2,200

Total liabilities	261,428			238,465

Stockholders’ equity	28,923			26,508

Total liabilities and stockholders’ equity	$290,351			$264,973

Net interest spread [3]		$3,378	4.25%		$3,854	4.76%
Net interest margin [4]			5.08%			6.23%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Six months ended June 30, 2008			Six months ended June 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost[1]	Average Balance	Interest Income/ Expense	Yield/ Cost[1]
Interest earning assets
Loans [2]	$253,001	$9,274	7.37%	$215,705	$9,741	9.11%
Federal funds sold	7,871	107	2.73%	14,950	389	5.25%
Investment securities	12,036	268	4.48%	15,418	333	4.36%

Total interest-earning assets	272,908	9,649	7.11%	246,073	10,463	8.57%

Non-interest earning assets	22,413			16,979

Total assets	$295,321			$263,052

Interest bearing liabilities
NOW deposits	$13,392	$48	0.72%	$12,664	$118	1.88%
Savings deposits and money market	92,271	1,049	2.29%	77,832	1,327	3.44%
Time deposits	60,170	1,246	4.16%	58,908	1,351	4.62%
Other borrowed funds	21,809	477	4.40%	—	—	0.00%

Total interest-bearing liabilities	187,642	2,820	3.02%	149,404	2,796	3.77%

Demand deposits	76,738			85,712
Non-interest-bearing liabilities	2,032			2,079

Total liabilities	266,412			237,195

Stockholders’ equity	28,909			25,857

Total liabilities and stockholders’ equity	$295,321			$263,052

Net interest spread [3]		$6,829	4.09%		$7,667	4.80%
Net interest margin [4]			5.03%			6.28%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended June 30, 2008 totaled $631,000 compared to $630,000 for the three months ended June 30, 2007. For the six-month periods ended June 30, 2008 and 2007, non-interest income totaled $1,136,000 and $1,359,000, respectively. For the three-month period, service charges and fees, loan related fees and automated teller machine fees increased $38,000, $19,000 and $12,000, respectively, whereas lease administration fees declined $63,000. For the six-month period, service charges and fees and automated teller machine fees increased $66,000 and $28,000, respectively, while loan related fees and lease administration fees decreased $125,000 and $189,000, respectively. The increase in service charges and fees is related to the increase in the number of deposit accounts serviced and an improvement in the Company’s collection of fees. ATM fees are related to ATM servicing relationships with local casinos. Lower lease administration fees are directly related to real estate transactions volume which has declined significantly in 2008.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on originating certain government guaranteed loans, primarily Section 184 loan fees as discussed below. Mortgage banking activity generated fee revenues of $52,300 during the second quarter of 2008 compared to $34,100 generated during the second quarter of the prior year. For the six-month periods in 2008 and 2007, mortgage banking fees were $74,000 and $59,900, respectively.

In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184 loans). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in fifteen Western states. The Company does not retain or service loans originated under this program. Section 184 fees were $42,100 and $28,100 for the second quarter of 2008 and 2007, respectively, and $51,800 and $167,700 for the six months ended June 30, 2008 and 2007, respectively.

In addition to mortgage banking and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended June 30, 2008 and 2007, noninterest expenses totaled $3,016,000 and $2,561,000, respectively. For the six months ended June 30, 2008 and 2007, non-interest expenses totaled $5,742,000 and $5,211,000, respectively. Most of the increase in noninterest expenses is attributable to foreclosed asset expense, which represents $380,000 of the $455,000 increase in noninterest expenses for the three-month period and $406,000 of the $531,000 increase in noninterest expenses for the six-month period. Foreclosed asset expense includes a valuation adjustment of $285,000 that was recorded during the second quarter of 2008 to reduce foreclosed assets to fair value. Additional increases in non-interest expenses for the six months are primarily attributed to expansion of facilities and equipment, data processing and additional personnel employed to service the Company’s larger loan/deposit portfolios and products, offset by a decrease in estimated professional fees related to consultant expenses for the implementation of the Sarbanes-Oxley Act of 2002.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three months ended June 30,				Six months ended June 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$212	34%	$174	28%	$405	36%	339	24%
Loan related fees	106	17%	87	14%	141	12%	266	20%
Lease administration fees	122	19%	185	29%	218	19%	407	30%
Automated teller machine fees	196	31%	184	29%	375	33%	347	26%
Net loss on sale of foreclosed assets	(12)	-2%	—	0%	(31)	-3%	—	0%
Net gain on sale of investment securities	7	1%	—	0%	28	3%	—	0%

Total noninterest income	631	100%	630	100%	1,136	100%	1,359	100%

Non-interest expenses:
Salaries and employee benefits	1,329	44%	1,224	48%	2,687	47%	2,654	51%
Occupancy and equipment expense	390	13%	355	14%	785	14%	727	14%
Professional fees	69	2%	124	5%	122	2%	194	4%
Data processing	184	6%	140	5%	350	5%	283	5%
Marketing and advertising expense	96	3%	100	4%	231	4%	215	4%
Directors and shareholders expense	123	4%	153	6%	269	5%	265	5%
Foreclosed asset expense, net	380	13%	—	0%	406	7%	—	0%
Other operating expense	445	15%	465	18%	892	16%	873	17%

Total noninterest expenses:	3,016	100%	2,561	100%	5,742	100%	5,211	100%

Net non-interest expense	$2,385		$1,931		$4,606		$3,852

Provision for Loan Losses

For the quarter ended June 30, 2008, the provision for loan losses the Company charged against current period earnings was $825,000 compared to $110,000 for the prior year’s same quarter. For the six months ended June 30, 2008 and 2007, the provision for loan losses charged against earnings was $1,985,000 and $200,000, respectively. The slowing of local and national real estate markets led to downgrading a number of construction loans to substandard and/or non-accrual. The Company made a substantial provision for loan losses against current period earnings to provide for these substandard loans and to replenish the allowance for loans charged-off during the first six months of 2008. As a result of this provision and as of June 30, 2008, based on current information Management deems the level of its allowance for loan losses at June 30, 2008 to be adequate.

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

Liquidity

At June 30, 2008 and December 31, 2007, the Company had 9.2% and 8.9%, respectively, of total assets in cash and cash equivalents, Federal Funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from correspondent banks, the Federal Reserve Bank Discount Window, the FHLB-SF, or through repurchase agreement lines established. The Company’s federal funds line of credit at correspondent banks is $13.0 million. In addition, as a member of the FHLB-SF, the Company may borrow funds on up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets. More information is provided above under “Borrowings”.

Provision for Income Taxes

The provision for income taxes was $8,000 and $736,000 for the quarter ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the provision for income taxes was $27,000 and $1,466,000, respectively. The decrease in the income tax provision is commensurate with the decline in pre-tax income, and includes a California Enterprise Zone Hiring Tax Credit of $59,000 recorded during the second quarter 2008 for California state income taxes.

The Company’s effective tax rate, as reported and net of the California Enterprise Zone Hiring Tax Credit, was 4.8% and 40.6% for the second quarter of 2008 and 2007, respectively, and 11.3% and 40.6% for the first six months of 2008 and 2007, respectively. Excluding the California Enterprise Zone Hiring Tax Credit, the Company’s effective tax rate was 39.9% and 36.1% for the three-month and six-month periods ended June 30, 2008, respectively.

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

The Company manages the balance between rate-sensitive assets and rate-sensitive liabilities being repriced in any given period with the objective of stabilizing net interest income during periods of fluctuating interest rates. The Company considers its rate-sensitive assets to be those which either contain a provision to adjust the interest rate periodically or mature within one year. These assets include certain loans, certain investment securities and federal funds sold. Rate-sensitive liabilities are those which allow for periodic interest rate changes and include time certificates, certain savings and interest-bearing demand deposits. The difference between the aggregate amount of assets and liabilities that are repricing at various time frames is called the interest rate sensitivity “gap.” Generally if repricing assets exceed repricing liabilities in any given time period, the Company would be deemed to be “asset–sensitive” for that period. If repricing liabilities exceed repricing assets in a given time period, the Company would be deemed to be “liability-sensitive” for that period. The Company intends to seek to maintain a balanced position over the period of one year in which it has no significant asset or liability sensitivity to ensure net interest margin stability in times of volatile interest rates. This will be accomplished by maintaining a significant level of loans and deposits available for repricing within one year.

The change in net interest income may not always follow the general expectations of an “asset-sensitive” or “liability-sensitive” balance sheet during periods of changing interest rates. This possibility results from interest rates earned or paid changing by differing increments and at different time intervals for each type of interest-sensitive asset and liability.

Net interest income simulation. As of June 30, 2008, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet, at June 30, 2008, was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of June 30, 2008. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

The table below presents, as of June 30, 2008, forecasted net interest income and net interest margin for the next twelve months using a base market interest rate and the estimated change to the base scenario given incremental upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$14,108	4.5%	5.39%	0.22%
Up 200 basis points	$13,895	2.9%	5.32%	0.15%
Up 100 basis points	$13,717	1.6%	5.25%	0.08%
BASE CASE	$13,504		5.17%
Down 100 basis points	$13,500	0.0%	5.17%	0.0%
Down 200 basis points	$13,394	-0.8%	5.13%	-0.04%
Down 300 basis points	$12,931	-4.2%	4.96%	-0.21%

The simulation results indicate the Company’s interest rate risk position was asset sensitive as the simulated impact of an upward movement in interest rates would result in increases in net interest income over the next 12 month period while a downward movement in interest rates would result in a decrease in net interest income over the next 12 months.

Market Value of Equity

The Company measures the impact of market interest rate changes on the net present value of estimated cash flows from its assets, liabilities and off-balance sheet items, defined as market value of equity, using a simulation model. This simulation model assesses the changes in the market value of the Company’s interest-sensitive financial instruments that would occur in response to an immediate and sustained increase or decrease in market rates of 100, 200 and 300 basis points. This analysis assigns significant value to noninterest-bearing deposit balances. The projections are by their nature forward-looking and therefore inherently uncertain, and include various assumptions regarding cash flows and interest rates. This model in an interest rate risk management tool and the results are not necessarily an indication of the Company’s actual future results. Actual results may vary significantly from model results. Loan prepayments and deposit attrition, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

The base case is determined by applying various current market discount rates to the estimated cash flows from different types of assets, liabilities and off-balance sheet items existing at June 30, 2008. The table below shows the projected change in the market value of equity for the set of rate shocks presented as of June 30, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$45,848	-2.5%	16.30%	159.11%
Up 200 basis points	$46,396	-1.3%	16.34%	161.01%
Up 100 basis points	$46,719	-0.6%	16.30%	162.13%
BASE CASE	$47,012		16.24%	163.15%
Down 100 basis points	$49,026	4.3%	16.71%	170.14%
Down 200 basis points	$49,565	5.4%	16.75%	172.01%
Down 300 basis points	$44,892	-4.5%	15.08%	155.79%

The results of the market value of equity model indicate that an increase in interest rates would decrease the Company’s market value of equity from the base case while a decrease in interest rates would increase the market value of equity.

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table below illustrates the volume and repricing characteristics of the Company’s balance sheet, at June 30, 2008, over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of June 30, 2008

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Loans held for sale [1]	$—	$—	$—	$110	$110
Loans receivable [1,2]	107,832	31,498	86,065	15,187	240,582
Investment securities available for sale [3]	661	625	2,197	5,786	9,269
Federal funds sold	490	—	—	—	490

Total	108,983	32,123	88,262	21,083	250,451

Interest-bearing liabilities
NOW accounts	12,045	—	—	—	12,045
Savings and money market	91,422	—	—	—	91,422
Time deposits $100,000 and greater	11,854	24,021	5,872	—	41,747
Time deposits less than $100,000	9,615	8,209	2,241	—	20,065
Other borrowings	7,514	—	15,000	—	22,514

Total	$132,450	$32,230	$23,113	$—	$187,793

Interest rate sensitivity gap	$(23,467)	$(107)	$65,149	$21,083	$62,658
Cumulative interest rate sensitivity gap	(23,467)	(23,574)	41,575	62,658
Cumulative interest rate sensitivity gap ratio (based on total assets)	-8.1%	-8.1%	14.4%	21.6%

[1]	Excludes deferred loan origination fees and costs.

[2]	Excludes non-accrual loans and allowance for loan losses.

[3]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $28.8 million or 9.95% of total assets at June 30, 2008. The ratio of shareholders equity to total assets at December 31, 2007 was 9.88%. The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at June 30, 2008 and December 31, 2007. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s capital amounts and ratios, as of June 30, 2008 and December 31, 2007, are presented in the following table:

Regulatory Capital

(dollars in thousands)

	June 30, 2008
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,975	27,975	30,661
Ratio	9.7%	10.9%	11.9%

FDICIA well capitalized required capital:
Amount	$14,482	15,400	25,666
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,586	10,266	20,533
Ratio	4.0%	4.0%	8.0%

	December 31, 2007
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,700	27,700	30,857
Ratio	9.8%	10.7%	11.9%

FDICIA well capitalized required capital:
Amount	$14,096	15,528	25,880
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,277	10,352	20,704
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of June 30, 2008 and December 31, 2007:

Regulatory Capital

(dollars in thousands)

	June 30, 2008	December 31, 2007
Capital in accordance with generally accepted accounting principles	$27,883	$27,685
Adjustments for Tier 1 capital and Tier 1 risk based capital - unrealized (loss) on investment securities available for sale	(92)	(15)

Total Tier 1 capital and Tier 1 risk-based capital	27,975	27,700
Adjustments for risk-based capital - allowance for credit losses [1]	2,686	3,157

Total risk-based capital	$30,661	$30,857

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of June 30, 2008.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

As of June 30, 2008, the Company was not a party to any significant legal proceedings.

Item 1a- Risk Factors

Not applicable

Item  2 - Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 - Defaults upon Senior Securities

Not applicable

Item 4 - Submission of Matters to a Vote of Security Holders

On May 12, 2008, the Company held its Annual Meeting of Shareholders for the purposes of electing the Board of Directors until the next Annual Meeting of Shareholders. The number of shares cast at the Annual Meeting relating to the election of Directors was as follows:

	Authority Given	Authority Withheld
Mark Benedetti	2,003,053	32,460
Lynne C. Bushore	2,003,053	32,460
Robert M. Fey	1,990,650	44,863
Michael D. Harris,.	1,998,211	37,302
Stephen G. Hoffmann	1,997,732	37,781
Milton W. Jones	2,003,053	32,460
Kipp I. Lyons	2,003,053	32,460
Max R. Ross	2,003,053	32,460
Richard Shalhoub	2,002,510	33,003

Item 5 - Other Information

Not applicable

Item 6 - Exhibits

31.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Canyon Bancorp
(Registrant)

Date: August 14, 2008	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President, Chief Operating
Officer and Chief Financial Officer