Form 10-Q
period 2008-09-30
Canyon Bancorp
filed 2008-11-14
CIK 1363569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “Accelerated Filer”, “Large Accelerated Filer” and “Smaller Reporting Company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-accelerated File  ☐    Small Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of common stock, as of November 11, 2008 is 2,911,051.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

Part I - Financial Information

Item 1 - Financial Statements

The following interim financial statements of Canyon Bancorp (the “Company”) are as of September 30, 2008 and December 31, 2007. The Company is a bank holding company that was incorporated on January 18, 2006, under the laws of the State of California for the purpose of becoming the holding company for Canyon National Bank (the “Bank”). Shareholders of the Bank approved a one-bank holding company reorganization which was consummated on June 30, 2006, pursuant to a Plan of Reorganization entered into on February 14, 2006. All outstanding shares of the Bank’s common stock were exchanged for shares of the Company on a one-for-one basis. Additionally, the Bank issued 100 shares of common stock to the Company. Therefore, the Company owns one hundred percent of the Bank as of June 30, 2006. In addition, each outstanding stock option granted previously to purchase the Bank’s common stock was converted into an option to purchase the Company’s common stock. Prior to the reorganization, the Company did not conduct any business operations.

Financial statements for September 30, 2008 and December 31, 2007, and for the three and nine months ended September 30, 2008 and 2007, are consolidated for the Company and the Bank. These financial statements are unaudited and prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. All significant intercompany accounts and transactions have been eliminated in the consolidation. However, the financial statements reflect all adjustments (which include only normal recurring adjustments) which are, in the opinion of Management, necessary for a fair presentation of financial position, results of operations, and cash flows for the interim periods presented and are normal and recurring.

Results for the periods as presented are not necessarily indicative of results to be expected for the year as a whole.

Unaudited Consolidated Financial Statements

Consolidated Balance Sheets

As of September 30, 2008 and December 31, 2007

Consolidated Statements of Operations

For the three and nine months ended September 30, 2008 and 2007

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2008 and 2007

Consolidated Statements of Comprehensive Income/(Loss)

For the three and nine months ended September 30, 2008 and 2007

Notes to the Unaudited Consolidated Financial Statements

CANYON BANCORP

Consolidated Balance Sheets

(Dollars in thousands, except per share amounts)

	9/30/2008 (Unaudited)	12/31/2007 (Audited)
Assets
Cash and cash equivalents	$11,436	$13,562
Investment securities available for sale	12,010	12,196
Federal Home Loan Bank and Federal Reserve Bank and Pacific Coast Bankers’ Bank restricted stock, at cost	1,786	1,890
Loans held for sale	—	123
Loans receivable, net	253,575	248,468
Furniture, fixtures and equipment	5,325	5,680
Income tax receivable	1,925	909
Deferred tax asset	1,498	1,430
Foreclosed assets	5,683	3,073
Other assets	2,189	1,825

Total Assets	$295,427	$289,156

Liabilities and Stockholders’ Equity
Deposits:
Demand deposits	$67,500	$73,961
NOW accounts	9,464	14,223
Savings and money market	81,673	79,262
Time certificate of deposits	83,766	63,181

Total Deposits	242,403	230,627

Other borrowed funds	23,341	28,160
Other Liabilities	2,220	1,795

Total Liabilities	267,964	260,582

Commitments and contingencies	—	—

Stockholders’ Equity:
Preferred stock, $5.00 par value; authorized 10,000,000 shares; none issued or outstanding	—	—
Common stock, no par value; authorized 10,000,000 shares; 2,497,360 and 2,479,927 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	23,639	23,513
Accumulated other comprehensive income unrealized (loss) on investment securities available-for-sale	(113)	(15)
Retained earnings	3,937	5,076

Total Stockholders’ Equity	27,463	28,574

Total Liabilities and Stockholders’ Equity	$295,427	$289,156

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Operations

(Unaudited)

For the three and nine months ended September 30, 2008 and 2007

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Interest income:
Loans receivable	$4,333	$5,148	$13,607	$14,888
Federal funds sold	26	89	133	477
Interest bearing deposits in other financial institutions	—	12	—	68
Investment securities available-for-sale	107	191	375	470

Total interest income	4,466	5,440	14,115	15,903
Interest expense:
Deposits	1,172	1,570	3,515	4,366
Other borrowed funds	178	70	655	70

Total interest expense	1,350	1,640	4,170	4,436

Net interest income	3,116	3,800	9,945	11,467
Provision for loan losses	3,280	210	5,265	410

Net interest income after provision for loan losses	(164)	3,590	4,680	11,057

Noninterest income:
Service charges and fees	245	173	650	512
Loan related fees	57	121	198	387
Lease administration fees	83	132	301	540
Automated teller machine fees	193	173	568	520
Net loss on sale of foreclosed assets	—	—	(31)	—
Net gain on sale of investment securities	5	—	33	—

Total noninterest income	583	599	1,719	1,959

Noninterest expenses:
Salaries and employee benefits	1,364	1,317	4,051	3,971
Occupancy and equipment expense	401	381	1,187	1,107
Professional fees	60	82	182	276
Data processing	152	147	502	430
Marketing and advertising expense	64	112	294	327
Director and shareholder expense	102	124	372	390
Foreclosed asset expense, net	220	—	627	—
Other operating expense	393	429	1,283	1,303

Total noninterest expenses	2,756	2,592	8,498	7,804

Earnings/(loss) before income taxes	(2,337)	1,597	(2,099)	5,212
Income tax expense/(benefit)	(987)	648	(960)	2,114

Net earnings/(loss)	$(1,350)	$949	$(1,139)	$3,098

Earnings/(Loss) Per Share:
Basic	$(0.54)	$0.39	$(0.46)	$1.26
Diluted	$(0.54)	$0.37	$(0.46)	$1.22
Weighted Average Shares Outstanding:
Basic	2,496,665	2,459,389	2,487,222	2,451,561
Diluted	2,496,665	2,536,564	2,487,222	2,541,580

See accompanying notes to consolidated financial statements.

CANYON BANCORP

Consolidated Statement of Cash Flows

(Unaudited)

For the nine months ended September 30, 2008 and 2007

(Dollars in thousands)

	2008	2007
Operating Activities:
Net earnings/(loss)	$(1,139)	$3,098
Adjustment to reconcile net earnings to net cash provided by operating activities:
Amortization of deferred loan origination fees	(469)	(677)
Depreciation of furniture, fixtures and equipment	463	460
Amortization of premium/discounts on investment securities, net	(18)	(10)
Provision for loan losses	5,265	410
Decrease in provision for unfunded loan commitment losses	(10)	—
Net gain on sale of securities available for sale	(33)	—
Net loss on sale of other foreclosed assets	31	—
FHLB stock dividends received	(55)	(39)
Net decrease/(increase) in loans held for sale	123	(294)
Change in valuation allowance for other foreclosed assets	285	—
Decrease/(increase) in other assets	(364)	1,285
Decrease/(increase) in income tax receivable	(957)	276
Increase in deferred income taxes	(2)	—
Increase in other liabilities	435	704
Excess tax benefit from share-based payment arrangements	(59)	(248)

Net cash provided by operating activities	3,496	4,965

Investing Activities:
Net increase in loans	(14,392)	(36,952)
Purchase of investment securities available for sale	(10,172)	(8,488)
Proceeds from sale of FHLB	159	—
Proceeds from sale of securities available for sale	5,043	—
Principal repayment of investment securities available for sale	817	1,007
Proceeds from maturing/called investment securities available for sale	4,385	6,000
Decrease in interest bearing deposits in other financial institutions	—	2,000
Capitalization of costs to complete foreclosed assets	(181)	—
Proceeds from sale of foreclosed assets	1,744	—
Purchases of premises and equipment	(108)	(202)

Net cash provided by/(used in) investing activities	(12,705)	(36,635)

Financing Activities:
Net decrease in deposits non-term deposits	(8,809)	(3,424)
Net increase in time certificates of deposit	20,585	7,004
Net increase/(decrease) in other borrowings	(4,819)	20,000
Proceeds for exercise of stock options	67	106
Excess tax benefit from shared-based payment arrangements	59	248

Net cash provided by financing activities	7,083	23,934

Net Decrease in Cash and Cash Equivalents	(2,126)	(7,736)
Cash and Cash Equivalents at the Beginning of the Period	13,562	20,569

Cash and Cash Equivalents at the End of the Period	$11,436	$12,833

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$4,188	$4,294

Taxes Paid	$—	$1,590

Non-Cash Investing Activities:
Change in unrealized loss on investment securities available-for-sale	$(131)	$109

Transfer of loans to other foreclosed assets	$6,277	$—

See accompanying notes to financial statements.

CANYON BANCORP

Consolidated Statement of Comprehensive Income/(Loss)

(Unaudited)

For the three and nine months ended September 30, 2008 and 2007

(Dollars in Thousands)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net earnings/(loss)	$(1,350)	$949	$(1,139)	$3,098
Other comprehensive income:
Unrealized loss on investment securities available for sale, net of related income tax expense/(benefit) of ($12) and $51 for the three months ended September 30, 2008 and 2007, respectively, and ($53) and $44 for the nine months ended September 30, 2008 and 2007, respectively	(18)	77	(78)	65
Less reclassification adjustment for realized gains on investment securities available for sale included in net earnings, net of related income tax expense of $2 and $13 for the three and nine months ended September 30, 2008, respectively.	(3)	—	(20)	—

Comprehensive income/(loss)	$(1,371)	$1,026	(1,237)	$3,163

See accompanying notes to consolidated financial statements.

Notes to the Unaudited Financial Statements

1.	The Board of Directors has declared the following stock dividends since the beginning of the periods covered by this report.

Declaration Date	Record Date	Payment Date	Rate/Type
November 27, 2007	December 11, 2007	December 26, 2007	5% stock dividend

All share and per share amounts have been restated to reflect the increased number of shares outstanding.

2.	Current Accounting Pronouncements

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

3.	Share Based Compensation

The following table presents the activity related to options for the nine months ended September 30, 2008 and 2007.

	September 30, 2008				September 30, 2007
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $000s)
Outstanding, beginning of year	158,706	$9.46			207,910	$8.30
Granted	—	—			—	—
Cancelled	(88)	21.81			(1,309)	22.97
Exercised	(17,433)	3.83			(27,570)	3.83

Outstanding, end of period	141,185	10.15	3.6 Years	$431	179,031	8.88	4.1 Years	$2,020

Options exercisable, end of period	141,185	$10.15	3.6 Years	$431	179,031	$8.88	4.1 Years	$2,020

4.	Reclassifications

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

The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally recognized exchanges or matrix pricing which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather relying on the security’s relationship to other benchmark quoted securities. Based on the composition of the Company’s available for sale securities portfolio as of September 30, 2008, US Treasury notes are recurring Level 1 and all other assets are recurring Level 2.

•	Loans Held for Sale

The fair value of loans held for sale is determined, when possible, using quoted secondary market prices. If no such quoted price exists, the fair value of the loan is determined using quoted prices for a similar asset, or assets, adjusted for the specific attributes of that loan. At September 30, 2008, Loans Held for Sale are non-recurring Level 2.

•	Impaired Loans

A loan is considered impaired pursuant to SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, when it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement. Impaired loans which are collateral based are measured at the fair value of the loans collateral value. A majority of the Company’s loans are collateral dependent and, accordingly, are measured based on the fair value of such collateral. Impaired loans which are not collateral dependent are based on the present value of the expected future cash flows. The Company measures impairment on all non-accrual loans and charges-off amounts in which the carrying cost of the loan exceeds fair value, less selling costs. Fair value of the loan’s collateral is determined by appraisals or recent transaction prices for similar collateral, adjusted for costs to liquidate collateral. As such, the Company records impaired loans as non-recurring Level 2. At September 30, 2008, substantially all of the Company’s impaired loans were evaluated based on the fair value of their underlying collateral based upon the most recent appraisal available to Management or recent transaction prices for similar collateral.

•	Foreclosed Assets

The fair value of foreclosed assets is determined, when possible, using recent appraised values of the asset less selling costs, recent transaction prices for similar assets less selling costs or listed sales prices less selling costs. As such, the Company records foreclosed assets as non-recurring Level 2.

The following table provides a summary, as of September 30, 2008, of the financial instruments the Company measures at fair value on a recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Available for sale investment securities	$1,126	$10,463	$421	$12,010

Total assets measured on a recurring basis	$1,126	$10,463	$421	$12,010

The following table provided a summary of the changes in balance sheet carrying values associated with Level 3 financial instruments during the quarter ended September 30, 2008:

Available for Sale Investment Securities
Beginning balance	$452
Total gains or losses (realized/unrealized) [1] :
Included in earnings	—
Included in other comprehensive income	(21)
Purchases, sales and principal payments	(10)
Transfers in and/or out of level 3

Ending balance	$421

[1]

Realized or unrealized gains from the changes in values of Level 3 financial instruments represent gains from changes in values of financial instruments only for the period(s) in which the instruments were classified as Level 3.

The following table provides a summary as of September 30, 2008 of the financial instruments the Company measures at fair value on a non-recurring basis:

	Fair Value Measurements Using
	Level 1	Level 2	Level 3	Assets at Fair Value
Assets:
Loans held for sale	$—	$—	$—	$—
Impaired loans	—	10,590	—	10,590
Foreclosed assets	—	5,683	—	5,683

Total assets measured on a non-recurring basis	$—	$16,273	$—	$16,273

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is an analysis of the results of operations and financial condition of the Company for the periods ending September 30, 2008 and 2007. The analysis should be read in connection with the consolidated financial statements and notes thereto appearing elsewhere in this report and in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Form 10-K for the year ended December 31, 2007.

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

A variety of factors could have a material adverse impact on the Company’s financial condition or results of operations, and should be considered when evaluating the potential future financial performance of the Bank. These include, but are not limited to, the possibility of further deterioration in economic conditions in the Coachella Valley the Company’s service area; risks associated with fluctuations in interest rates; liquidity risks; asset/liability matching risks; the competitive environment in which the Company operates and its impact upon the Company’s net interest margin; increases in non-performing assets and net credit losses that could occur, particularly in times of weak economic conditions or rising interest rates; and risks associated with the many current and future laws and regulations to which the Company is subject.

Overview

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

As of November 11, 2008, the Company’s 2,511,051 shares of Common Stock are held by 300 shareholders of record. Common Stock of the Company is traded on the OTC Bulletin Board under the symbol “CYBA”.

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

Although Management believes the level of the allowance at September 30, 2008 is adequate to absorb losses inherent in the loan portfolio, a continued decline in the regional economy may result in increasing losses that cannot reasonably be predicted at this time. For further information regarding the allowance for loan losses, see “Financial Condition—Allowance for Loan Losses.”

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

Financial Condition

At September 30, 2008, total assets were $295.4 million compared to $289.2 million at December 31, 2007, resulting in a $6.3 million or 2.2% increase in total assets over the nine-month period. Over this same nine-month period, net loans receivable increased $5.1 million or 2.1%, investment securities available for sale decreased by $0.2 million or 1.5% and cash and cash equivalents decreased by $2.1 million or 15.7%. At September 30, 2008 and December 31, 2007, net loans receivable comprised 85.8% and 85.9%, respectively, of total assets and represented 104.6% and 107.7%, respectively, of deposits.

Loan Portfolio

From year-end 2007, gross loans increased $5.2 million to $257.7 million at September 30, 2008. The largest loan category at September 30, 2008 is real estate loans—excluding construction loans—which constitutes 62.6% of gross loans. The next largest loan concentrations are commercial loans (23.6% of gross loans) secured by non-real estate assets or made on an unsecured basis and construction loans (11.7% of gross loans). To mitigate risks associated with construction lending, Management has modified policies and processes which have had the intended effect of reducing the construction loan portfolio from December 31, 2007 to September 30, 2008. Loans to consumers (that are not secured by real estate), including vehicle and unsecured personal loans, make up the smallest category of loans held by the Company (2.1% of gross loans). With the exception of loans to Native American entities, a majority of the Company’s loans are made to borrowers residing, or doing business, within the Coachella Valley and surrounding region. Generally, collateral securing real estate loans, with the exception of loans made to Native American entities is located within the Coachella Valley. Loans, and related collateral, if any, to Native American related entities are generally located throughout the State of California and, to a lesser extent, other Western States.

As a market niche, the Company has strategically identified lending to Native American individuals, tribal governments, and tribal related entities. It is the Company’s general policy to obtain a limited waiver of sovereign immunity to protect collateral or an income stream when collateral or a business is located on a reservation or the business is operated by a Native American government or related entity. Total loans to Native American individuals, governments and related entities at September 30, 2008 total $16.7 million, or 6.5% of gross loans, many of which are guaranteed by the United States Bureau of Indian Affairs.

The composition of the Company’s loan portfolio at September 30, 2008 and December 31, 2007 is set forth below:

Loan Portfolio Composition

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Real estate:
Construction	$30,171	11.7%	$46,182	18.3%
Other	161,385	62.6%	148,384	58.8%
Commercial	60,688	23.6%	53,018	21.0%
Consumer	5,409	2.1%	4,872	1.9%

Gross loans	257,653	100.0%	252,456	100.0%

Deferred loan origination fees and costs	(739)		(941)
Allowance for loan losses	(3,339)		(3,047)

Net loans	$253,575		$248,468

Loans held for sale	$—		$123

Principal balance guaranteed by federally insured programs	$7,767		$8,043

Principal balance outstanding to Native American entities	$16,667		$17,516

The weighted average interest rate on the loan portfolio at September 30, 2008, is 6.73%. At September 30, 2008, eighty-seven percent (87%) or $224.3 million of loan principal balances incorporate variable rate terms that reference an interest rate index such as Prime Rate, London Interbank Offered Rate (LIBOR), or a United States Treasury instrument. Seventy-one percent (71%) or $158.6 million of variable rate loans are indexed to Prime Rate. The principal balance outstanding of fixed rate loans with maturity dates five years or more into the future total approximately $12.1 million and $11.0 million at September 30, 2008 and December 31, 2007, respectively.

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

At September 30, 2008, the Company exceeded the Guidance threshold for construction and land loans with these loan balances comprising 165% of total capital. The Company’s ratio of total CRE loans to total capital was 293% at September 30, 2008 and was within the Guidance threshold at that date. The Company believes it has adequate risk management practices in place in that it:

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

The table on the following page sets forth the amount of total loans outstanding as of September 30, 2008 for real estate loans by sub category and occupancy type.

Commercial Real Estate (CRE) Loans

(dollars in thousands)

	As of September 30, 2008
	Owner Occupied	Non Owner Occupied	Total
Real Estate Loans
Construction
1 to 4 family residential	$2,119	$11,336	$13,455
Multifamily	—	—	—
Commercial	3,548	6,662	10,210
Land improvements	—	6,506	6,506
Other
1 to 4 family residential	16,349	16,113	32,462
Home equity lines of credit	6,748	1,500	8,248
Multifamily	—	2,559	2,559
Commercial	57,883	39,699	97,582
Unimproved land	—	20,534	20,534

Total Real Estate Loans	$86,647	$104,909	$191,556

Off-Balance Sheet Arrangements

During the ordinary course of business, the Company provides various forms of credit facilities to meet the future financing needs of its clients. These commitments to provide credit represent an obligation of the Company to borrowers, which is not represented within the Company’s balance sheets. At September 30, 2008 and December 31, 2007, the Company had $46.3 million and $56.6 million, respectively, of off-balance sheet commitments to fund certain loans. The composition of unfunded off-balance sheet loan commitments at September 30, 2008 is 17.5% undisbursed construction loans funds, 63.2% unused commercial lines of credit, 5.9% unused home equity lines of credit, and 13.4% obligations under letters of credit. These commitments represent a credit risk and potential future obligation of the Company.

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

The allowance for loan losses as a percentage of gross loans was 1.30% at September 30, 2008 and 1.21% at December 31, 2007.

At September 30, 2008, the outstanding principal balance of nonperforming assets totaled $16.3 million and included $5.7 million in foreclosed assets and $10.6 million in nonaccrual loans. Nonperforming assets have increased during the first nine months of 2008 due to the deterioration of real estate values throughout Southern California which includes the Company’s primary lending area. Loan balances are reported net of participation interests sold to others and are all sold without recourse. A majority of the nonperforming assets are construction loans located in the Company’s primary lending area. Loan balances are also reported net of charged-off amounts.

Foreclosed assets at September 30, 2008 consisted of twenty-eight residential real properties and one personal property. Nonaccrual loans consisted primarily of construction and land loans. During the third quarter 2008, the Company repossessed nine real estate properties which were collateral for nonperforming loans and sold nine real estate properties that had been repossessed.

The increase in non-performing construction loans and repossessed properties stem primarily from the borrowers inability to dispose of properties at current market price. The Company has initiated foreclosure procedures on the properties where borrowers have been unable to repay their loans in accordance with the contractual terms of the loan. The Company is in varying stages of working with borrowers in order to resolve deficiencies, and completing foreclosure actions where efforts working with the borrowers have been unsuccessful. When efforts to resolve problem loans with borrowers are unsuccessful and collateral secures the loan, foreclosure or repossession efforts are initiated.

Management has determined the fair value of the collateral securing these loans and has charged off the amount, if any, in which the recorded book value exceeds the fair value of the collateral less sales costs. Should further deterioration in collateral values occur, additional charge-offs or write-downs would be recorded. Generally, reductions in fair value of loans are recorded as charge-offs from the allowance for loan losses and reductions of fair value for repossessed assets are charged against earnings. During the first nine months of 2008, $285,000 was recorded as reductions in fair value for foreclosed assets.

The table below sets forth non-performing assets as of September 30, 2008 and 2007, and December 31, 2007, as well as adversely classified loans as of these dates. Loans classified as nonperforming may also be adversely classified, resulting in the principal balance reported in both categories.

Non-performing Assets

(dollars in thousands)

	September 30,		December 31 2007
	2008	2007
Non-Performing assets
Foreclosed assets	$5,683	$—	$3,073
Nonaccrual loans [1]
Real Estate:
Construction	4,988	676	562
Other	4,809	773	561
Commercial	789	—	—
Consumer	4	—	—
Loans 90 days or more past due & still accruing	—	—	—

Total Nonperforming assets: [2]	$16,273	$1,449	$4,196

Adversely classified loans: [1]
Substandard
Real estate
Construction	10,314	238	249
Other	5,253	2,122	1,836
Commercial	970	550	250
Consumer	4	—	2

Total substandard	16,541	2,910	2,337

Doubtful
Real estate
Construction	—	—	—
Other	—	—	—
Commercial	—	—	—
Consumer	—	—	—

Total doubtful	—	—	—

Total adversely classified loans	$16,541	$2,910	$2,337

Ratio of adversely classified loans to gross loans at period end	6.4%	1.2%	0.9%
Ratio of nonaccrual loans to gross loans at period	4.1%	0.6%	0.4%
Ratio of allowance for loan losses to nonperforming assets [2]	20.5%	238.2%	72.6%
Ratio of allowance for loan losses to adversely classified assets	20.2%	118.6%	130.4%

[1]	Nonaccrual loan balances are generally included with adversely classified assets.

[2]	Nonperforming assets is defined as foreclosed assets, nonaccrual loans and loans 90 days or more past due and still accruing.

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

The table below summarizes the nine-month periods ended September 30, 2008 and 2007, and the year ended December 31, 2007, loan balances at the end of such periods and the daily average balances for the respective periods; changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off, additions to the allowance which have been charged against earnings, and certain ratios related to the allowance for loan losses. As set forth in the table, the Company decided to increase its allowance for loan losses by $5,265,000 for the nine months ended September 30, 2008. The reasons for this significant increase are discussed under “Results of Operations – Provision for Loan Losses”.

Allowance for Loan Losses

(dollars in thousands)

	For the Nine Months Ended September 30,		For the Year Ended December 31, 2007
	2008	2007
Balances: [1]
Average gross loans outstanding during period	$253,677	$221,567	$227,829
Total gross loans outstanding at end of period	257,653	244,425	252,456
Allowance for loan losses:
Balance at beginning of period	3,047	3,422	3,422
Provision for loan losses	5,265	410	1,310
Loan charge-offs
Real Estate - Construction	(2,587)	(36)	(782)
Real Estate - Other	(1,294)	(74)	(135)
Commercial	(1,041)	(246)	(746)
Consumer	(81)	(24)	(24)

Total loan charge-offs	(5,003)	(380)	(1,687)

Recoveries
Real Estate - Construction	15	—	—
Real Estate - Other	—	—	1
Commercial	12	—	1
Consumer	3	—	—

Total recoveries	30	—	2

Net loan (charge-off’s)/recoveries	(4,973)	(380)	(1,685)

Balance at end of period	$3,339	$3,452	$3,047

Ratios:
Net loan charge-off’s/(recoveries) to average loans [2]	2.61%	0.23%	0.74%
Allowance for loan losses to gross loans at the end of the period	1.30%	1.41%	1.21%
Net loan charge-off’s/(recoveries) to allowance for loan losses at end of period [2]	198.58%	14.68%	55.30%
Net loan charge-off’s/(recoveries) to provision for loan losses [2]	94.45%	92.68%	128.63%

[1]	Excludes loans held for sale

[2]	Interim periods annualized

While the Company believes that its underwriting criteria are prudent, outside factors, such as a continuing deterioration in the Southern California economy as precipitated by the recent disruptions in the secondary mortgage markets and decreased demand for mortgage loans could adversely impact our credit quality. Previous outside events, such as the recession in Southern California in the early 1990’s, the Los Angeles earthquake of 1994, or slowdown in the Southern California economy in line with the slowdown immediately following the September 11 terrorist attacks, could also adversely impact credit quality. A repeat of these types of events could cause deterioration in the Company’s loan portfolio. The Company does not engage in subprime lending.

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

Although Management believes the allowance for loan losses at September 30, 2008 is adequate to absorb losses from known and inherent risks in the portfolio, no assurance can be given that economic conditions, which adversely affect the Company’s service areas or other circumstances, will not result in increased losses in the loan portfolio in the future.

Investment Securities and Interest Bearing Deposits at Other Financial Institutions

The fair value of the investment security portfolio available for sale at September 30, 2008 is $12.0 million with a 4.18% yield (4.51% tax equivalent yield). This compares to a fair value of $12.2 million at December 31, 2007 with a 4.55% yield. The unrealized loss on available for sale investment securities at September 30, 2008 is $189,000 ($113,000 net of related income taxes) or 1.5% of amortized cost.

During the first nine months of 2008, principal repayments and maturities of investment securities available for sale totaled $5.2 million and purchases of investment securities totaled $10.2 million. Also during the first nine months of 2008, the Company sold $5.0 million of investment securities and recognized a gain of $33,000. Since 2006, the Company has purchased income tax-free debt securities to take advantage of their income tax advantaged status. The portfolio of tax-free securities has an average life of 13.8 years compared to an average life of approximately 11.0 years for the entire investment portfolio.

The following table summarizes the amortized cost and fair value of the Company’s available for sale investment security portfolio at September 30, 2008 and December 31, 2007. The Company has no securities classified as held to maturity or trading.

Investment Securities Available for Sale

(dollars in thousands)

	As of September 30, 2008				As of December 31, 2007
	Amortized Costs	Fair Value	Percent	Yield	Amortized Costs	Fair Value	Percent	Yield
US Treasury	$1,126	1,127	9%	1.96%	$0	$0	0%	3.71%
US agencies	0	$0	0%	0.00%	5,000	$5,019	41%	5.41%
Mortgage-backed securities	9,062	9,032	74%	4.53%	3,878	3,818	32%	4.22%
State and municipal bonds	2,011	1,851	17%	3.87%	3,344	3,359	27%	3.66%

Total	$12,199	$12,010	100%	4.18%	$12,222	$12,196	100%	4.55%

Deposits

Total deposits at September 30, 2008 were $242.4 million compared to $230.6 million at December 31, 2007. The largest category of deposit accounts at September 30, 2008, is time deposits which make up 34.6% of total deposits. Non-interest bearing demand deposits make up 27.8% of total deposits. At September 30, 2008 and December 31, 2007, the weighted average term to maturity of certificate of deposits was 8.7 months and 7.7 months, respectively. The weighted average interest rates paid on time deposits was 3.51% and 4.70% at September 30, 2008 and December 31, 2007, respectively.

Deposits of Native American entities totaled $26.3 million and $19.8 million at September 30, 2008 and December 31, 2007, respectively. These deposits represent 10.8% and 8.6%, respectively, of total deposits.

The table below reflects the major categories of deposits as a percentage of total deposits as of September 30, 2008 and December 31, 2007.

Deposits

(dollars in thousands)

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Demand deposits	$67,500	27.8%	$73,961	32.0%
NOW Accounts	9,464	3.9%	14,223	6.2%
Savings and money market	81,673	33.7%	79,262	34.4%
Time deposits $100,000 and greater	54,039	22.3%	45,366	19.7%
Time deposits less than $100,000	29,727	12.3%	17,815	7.7%

Total Deposits	$242,403	100.0%	$230,627	100.0%

Borrowings

The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB-SF”). FHLB-SF has underwritten the Company to allow for a maximum borrowing capacity of 25% of assets with terms to 120 months, subject to certain terms and conditions and requiring sufficient collateral be pledged. Collateral pledged can be in the form of qualified loans or qualified investment securities. At September 30, 2008 and December 31, 2007, the Company’s borrowing limit from the FHLB-SF was $55.1 million and $63.1 million, respectively, of which $20.7 million and $28.0 million was outstanding at September 30, 2008 and December 31, 2007, respectively. The Bank also has a credit facility with the Federal Reserve Bank of San Francisco (“FRB-SF”) in which investment securities must be pledged as collateral. The Company is in process of expanding this credit facility under a program in which loans are pledged as collateral. Subsequent to the end of the quarter, this credit facility was approved by the FRB-SF, subject to certain collateral restrictions.

The following table summarizes the Company’s advances outstanding at September 30, 2008:

Amount	Type of Advance [1]	Rate	Variable/Fixed	Maturity Date	Collateral
$5,700	Short term	1.33%	Fixed	10/1/2008	Loans
5,000	Short-term	5.01%	Fixed	8/3/2009	Loans

10,700		3.05%

5,000	Long term	3.96%	Fixed	12/28/2009	Loans
5,000	Long term	4.61%	Fixed	9/7/2010	Loans

10,000		4.29%

$20,700		3.65%

[1]	Short term advances are defined as overnight borrowings plus term advances having a maturity of less than one year. Long term advances have a maturity equal to or greater than one year.

Securities sold under agreement to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. As of September 30, 2008 and December 31, 2007 the Company had $2,641,000 and $160,000 in securities sold under agreement to repurchase, respectively.

Results of Operations

The net loss during the three-month period ended September 30, 2008 was $1,350,000 or $0.54 per diluted share compared to net earnings of $949,000 or $0.37 per diluted share for the same quarter in 2007. Lower net earnings in the quarter ending September 30, 2008 are primarily attributable to (i) an increase in the provision for loan losses, (ii) a decrease in net interest income, and (iii) an increase in noninterest expenses – specifically foreclosed asset expense.

The net loss during the nine-month period ended September 30, 2008 was $1,139,000 or $0.46 per diluted share compared to net earnings of $3,098,000 or $1.22 per diluted share for the same period in 2007. Lower net earnings for the nine-month period are attributable to the same factors as the three-month period, described above.

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

The yield earned on interest earning assets for the quarter ended September 30, 2008 was 6.69% compared to 8.46% for the quarter ended September 30, 2007. Interest bearing liability costs for the third quarter of 2008 were 2.78% compared to 3.92% for the third quarter of 2007. The net interest margin or net interest income divided by average interest earning assets for the third quarter of 2008 and 2007 was 4.67% and 5.91%, respectively.

The yield earned on interest earning assets for the nine months ended September 30, 2008 was 6.95% compared to 8.53% for the nine months ended September 30, 2007. Interest bearing liability costs for the nine-month period in 2008 was 2.93% compared to 3.83% for the same period in 2007. The net interest margin for the nine months ended September 30, 2008 and 2007 was 4.89% and 6.15%, respectively.

Lower yields on earning assets-specifically loans and fed funds sold-accounted for most of the decline in net interest income for the three-month and nine-month periods. For the three-month and nine-month periods, large decreases in interest expense on deposits were partially offset by interest expense on other borrowed funds.

The Rate Volume Analysis tables set forth the changes in net interest income and disaggregates the effects that volume, or average balances, and interest rates have on the Company’s interest earning assets and interest bearing liabilities. For the three months and nine months ended September 30, 2008, the decrease in net interest income over the same prior year periods is primarily attributable to the decrease in interest rates paid. Loans showed substantial growth, but that was not sufficient to offset the decline in rates earned and the increase in interest expense driven by the increase in volume of other borrowed funds.

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

Rate Volume Analysis

For the three months ended September 30, 2008 compared to September 30, 2007

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$453	$(1,268)	$(815)
Federal funds sold	(16)	(47)	(63)
Investment securities	(53)	(43)	(96)

Total interest income	384	(1,358)	(974)

Interest bearing liabilities
NOW accounts	$3	(30)	$(27)
Savings and money market	13	(349)	(336)
Time deposits	163	(199)	(36)
Other borrowed funds	122	(13)	109

Total interest expense	301	(591)	(290)

Net interest income	$83	$(767)	$(684)

[1]

Changes in the interest earned and interest paid due to both the rate and volume have been allocated to the change due to volume and the change due to rate in proportion to the relationship of the absolute dollar amounts of the changes in each.

[2]	Loans are net of the allowance for loan losses, deferred fees and related direct costs.

Rate Volume Analysis

For the nine months ended September 30, 2008 compared to September 30, 2007

(dollars in thousands)

	Increases (Decreases) Due to Changes in:
	Volume [1]	Rate [1]	Total
Interest earning assets
Loans [2]	$1,979	$(3,260)	$(1,281)
Federal funds sold	(156)	(188)	(344)
Investment securities	(175)	12	(163)

Total interest income	1,648	(3,436)	(1,788)

Interest bearing liabilities
NOW accounts	$9	(107)	$(98)
Savings and money market	265	(879)	(614)
Time deposits	209	(348)	(139)
Other borrowed funds	594	(9)	585

Total interest expense	1,077	(1,343)	(266)

Net interest income	$571	$(2,093)	$(1,522)

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

The tables set forth below show the Company’s average balances of interest-earning assets, interest-earning liabilities, interest income and expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Three-months ended September 30, 2008			Three-months ended September 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$253,480	$4,333	6.88%	$231,616	$5,148	8.82%
Federal funds sold	5,277	26	1.98%	6,734	89	5.24%
Investment securities	9,698	107	4.44%	16,889	203	4.77%

Total interest-earning assets	268,455	4,466	6.69%	255,239	5,440	8.46%

Non-interest earning assets	25,140			14,932

Total assets	$293,595			$270,171

Interest bearing liabilities
NOW deposits	$11,118	$13	0.47%	$10,389	$40	1.53%
Savings deposits and money market	86,207	427	1.99%	85,826	763	3.53%
Time deposits	80,774	731	3.64%	63,911	767	4.76%
Other borrowed funds	17,206	179	4.18%	5,670	70	4.90%

Total interest-bearing liabilities	195,305	1,350	2.78%	165,796	1,640	3.92%

Demand deposits	67,587			74,428
Non-interest-bearing liabilities	2,153			2,364

Total liabilities	265,045			242,588

Stockholders’ equity	28,550			27,583

Total liabilities and stockholders’ equity	$293,595			$270,171

Net interest spread [3]		$3,116	3.91%		$3,800	4.53%
Net interest margin [4]			4.67%			5.91%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Distribution, Yield and Rate Analysis of Net Income

(dollars in thousands)

	Nine months ended September 30, 2008			Nine months ended September 30, 2007
	Average Balance	Interest Income/ Expense	Yield/ Cost [1]	Average Balance	Interest Income/ Expense	Yield/ Cost [1]
Interest earning assets
Loans [2]	$253,162	$13,607	7.18%	$221,067	$14,888	9.00%
Federal funds sold	7,000	133	2.54%	12,181	477	5.24%
Investment securities	11,251	375	4.45%	15,914	538	4.52%

Total interest-earning assets	271,413	14,115	6.95%	249,162	15,903	8.53%

Non-interest earning assets	23,328			16,289

Total assets	$294,741			$265,451

Interest bearing liabilities
NOW deposits	$12,628	$61	0.65%	$11,897	$159	1.79%
Savings deposits and money market	90,235	1,476	2.18%	80,526	2,090	3.47%
Time deposits	67,088	1,978	3.94%	60,594	2,117	4.67%
Other borrowed funds	20,264	655	4.32%	1,911	70	4.90%

Total interest-bearing liabilities	190,215	4,170	2.93%	154,928	4,436	3.83%

Demand deposits	73,666			81,910
Non-interest-bearing liabilities	2,072			2,174

Total liabilities	265,953			239,012

Stockholders’ equity	28,788			26,439

Total liabilities and stockholders’ equity	$294,741			$265,451

Net interest spread [3]		$9,945	4.02%		$11,467	4.71%
Net interest margin [4]			4.89%			6.15%

[1]	Interest rates for interim periods have been annualized

[2]	Excludes allowance for loan losses

[3]	Represents the average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities

[4]	Represents net interest income as a percentage of average interest-earning assets

Non-interest income

Non-interest income for the three months ended September 30, 2008 totaled $583,000 compared to $599,000 for the three months ended September 30, 2007. For the nine-month periods ended September 30, 2008 and 2007, non-interest income totaled $1,719,000 and $1,959,000, respectively. For the three-month period, service charges and fees and automated teller machine fees increased $72,000 and $20,000, respectively, whereas loan related fees and lease administration fees decreased $64,000 and $49,000 respectively. For the nine-month period, service charges and fees and automated teller machine fees increased $138,000 and $48,000, respectively, while loan related fees and lease administration fees decreased $189,000 and $239,000, respectively. The increase in service charges and fees is related to the increase in the number of deposit accounts serviced and an improvement in the Company’s collection of fees. ATM fees are related to ATM servicing relationships with local casinos. Lower lease administration fees are directly related to real estate transactions volume which has declined significantly in 2008.

Loan related fees are made up of two primary revenue drivers: mortgage banking fees and fees earned on originating certain government guaranteed loans, primarily Section 184 loan fees as discussed below. Mortgage banking activity generated fee revenues of $27,400 during the third quarter of 2008 compared to $16,300 generated during the third quarter of the prior year. For the nine-month periods in 2008 and 2007, mortgage banking fees were $101,400 and $76,100, respectively.

In 2005, the Company expanded its tribal services division by offering loans pursuant to the U.S. Department of Housing and Urban Development’s Indian Home Loan Guarantee Program (Section 184 loans). Congress established this program in 1994 and it was designed to offer home ownership, property rehabilitation, and new construction opportunities for eligible Native American tribes, Native American authorities, and Native American individuals. To qualify for a loan under this program, borrowers and properties must meet pre-established criteria. The Company acts as a broker in originating HUD Section 184 loans in fifteen Western states. The Company does not retain or service loans originated under this program. Section 184 fees were $5,400 and $78,600 for the third quarter of 2008 and 2007, respectively, and $57,200 and $246,300 for the nine months ended September 30, 2008 and 2007, respectively.

In addition to mortgage banking and Section 184 fees, the Company also generates loan related fees for loan servicing activities on loan participations sold to others and servicing fees derived from certain loans guaranteed by the Bureau of Indian Affairs.

Non-interest Expense

For the quarter ended September 30, 2008 and 2007, noninterest expenses totaled $2,756,000 and $2,592,000, respectively. For the nine months ended September 30, 2008 and 2007, non-interest expenses totaled $8,498,000 and $7,804,000, respectively. Most of the increase in noninterest expenses is attributable to foreclosed asset expense, which represents $220,000 of the $164,000 increase in noninterest expenses for the three-month period and $627,000 of the $694,000 increase in noninterest expenses for the nine-month period. Foreclosed asset expense includes a valuation adjustment of $285,000 that was recorded during the second quarter of 2008 to reduce foreclosed assets to fair value. Additional increases in non-interest expenses for the nine months are primarily attributed to expansion of facilities and equipment, data processing and additional personnel employed to service the Company’s larger loan/deposit portfolios and products, offset by a decrease in estimated professional fees – related to consultant expenses for the implementation of the Sarbanes-Oxley Act of 2002 – and marketing and advertising expense.

The table below reflects noninterest income, noninterest expense, and net noninterest expense.

Non-Interest Income and Non-Interest Expense

(dollars in thousands)

	Three months ended September 30,				Nine months ended September 30,
	2008		2007		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Non-interest income:
Service charges and fees	$245	42%	$173	29%	$650	38%	512	25%
Loan related fees	57	10%	121	20%	198	11%	387	20%
Lease administration fees	83	14%	132	22%	301	18%	540	28%
Automated teller machine fees	193	33%	173	29%	568	33%	520	27%
Net loss of sale of foreclosed assets	—	0%	—	0%	(31)	-2%	—	0%
Net gain on sale of investment securities	5	1%	—	0%	33	2%	—	0%

Total noninterest income	583	100%	599	100%	1,719	100%	1,959	100%

Non-interest expenses:
Salaries and employee benefits	1,364	49%	1,317	51%	4,051	48%	3,971	51%
Occupancy and equipment expense	401	15%	381	15%	1,187	14%	1,107	14%
Professional fees	60	2%	82	3%	182	2%	276	4%
Data processing	152	6%	147	6%	502	6%	430	5%
Marketing and advertising expense	64	2%	112	4%	294	4%	327	4%
Directors and shareholders expense	102	4%	124	5%	372	4%	390	5%
Foreclosed asset expense, net	220	8%	—	0%	627	7%	—	0%
Other operating expense	393	14%	429	16%	1,283	15%	1,303	17%

Total noninterest expenses:	2,756	100%	2,592	100%	8,498	100%	7,804	100%

Net non-interest expense	$2,173		$1,993		$6,779		$5,845

Net non-interest expense as a percentage of average total assets (annualized)	2.94%		2.93%		3.07%		2.94%

Provision for Loan Losses

For the quarter ended September 30, 2008, the provision for loan losses the Company charged against current period earnings was $3,280,000 compared to $210,000 for the prior year’s same quarter. For the nine months ended September 30, 2008 and 2007, the provision for loan losses charged against earnings was $5,265,000 and $410,000, respectively. The slowing of local and national real estate markets led to downgrading a number of construction loans to substandard and/or non-accrual. The Company made a substantial provision for loan losses against current period earnings to provide for these substandard loans and to replenish the allowance for loans charged-off during the first nine months of 2008. As a result of this provision and as of September 30, 2008, based on current information Management deems the level of its allowance for loan losses at September 30, 2008 to be adequate.

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

Liquidity

At September 30, 2008 and December 31, 2007, the Company had 7.9% and 8.9%, respectively, of total assets in cash and cash equivalents, Federal Funds sold, interest-bearing deposits in other financial institutions and investment securities. Management deems this level of liquidity, combined with borrowing capacity, sufficient to support and meet the immediate and anticipated cash needs of the Company. The Company’s sources of liquidity include deposits inflows, repayments of loans and securities, sales/calls/maturities of investment securities, reduction in Federal Funds sold, and borrowing funds from the FRB-SF, the FHLB-SF, or through repurchase agreement lines established. As a member of the FHLB-SF, the Company may borrow funds on up to 25% of its assets. Borrowing from the FHLB-SF must be collateralized by either qualified loans or investment securities. Uses of liquidity include funding loans, deposit outflows and the purchase of investment securities and fixed assets. More information is provided above under “Borrowings”.

Provision for Income Taxes

The credit for income taxes was $987,000 for the quarter ended September 30, 2008, compared to a provision for income taxes of $648,000 for the quarter ended September 30, 2007. For the nine months ended September 30, 2008 the credit for income taxes was $960,000, compared to a provision for income taxes of $2,114,000 for the nine months ended September 30, 2007. The decrease in the income tax provision is commensurate with the decline in pre-tax income, and includes a California Enterprise Zone Hiring Tax Credit of $59,000 recorded during the second quarter 2008 for California state income taxes.

The Company’s effective tax rate, as reported and net of the California Enterprise Zone Hiring Tax Credit, was 42.2% and 40.6% for the third quarter of 2008 and 2007, respectively, and 45.7% and 40.6% for the first nine months of 2008 and 2007, respectively. Excluding the California Enterprise Zone Hiring Tax Credit, the Company’s effective tax rate was 39.7% and 42.9% for the three-month and nine-month periods ended September 30, 2008, respectively.

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

Net interest income simulation. As of September 30, 2008, the Company used a simulation model to measure the estimated changes in net interest income that would result over the next 12 months from increasing and decreasing interest rates. This model is an interest rate management tool and the results are not necessarily an indication of our future net interest income. This model has inherent limitations and these results are based on a given set of rate changes and assumptions at one point in time. The model assumes no growth in either the Company’s interest-sensitive assets or liabilities over the next 12 months; therefore, the results reflect an interest rate shock to a static balance sheet.

This analysis calculates the difference between net interest income forecasted using both increasing and decreasing interest rate scenarios and net interest income forecasted using a base market interest rate. In order to arrive at the base case, the Company’s balance sheet, at September 30, 2008, was extended one year and any assets and liabilities that would contractually reprice or mature during that period were repriced using the products’ pricing as of September 30, 2008. Changes that may vary significantly from these assumptions include loan and deposit growth or contraction, changes in the mix of earning assets or funding sources, and future asset/liability management decisions, all of which may have significant effects on the Company’s net interest income.

The table below presents, as of September 30, 2008, forecasted net interest income and net interest margin for the next twelve months using a base market interest rate and the estimated change to the base scenario given incremental upward and downward movements in interest rates of 100, 200 and 300 basis points.

Interest rate scenario	Estimated Net Interest Income	Percentage Change From Base	Estimated Net Interest Margin	Estimated Net Interest Margin Change From Base
	(Dollars in thousands)
Up 300 basis points	$13,285	4.3%	4.83%	0.16%
Up 200 basis points	$13,105	2.8%	4.77%	0.10%
Up 100 basis points	$12,931	1.5%	4.71%	0.04%
BASE CASE	$12,742		4.67%
Down 100 basis points	$12,694	-0.4%	4.62%	-0.05%
Down 200 basis points	$12,576	-1.3%	4.58%	-0.09%
Down 300 basis points	$12,194	-4.3%	4.44%	-0.23%

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

The base case is determined by applying various current market discount rates to the estimated cash flows from different types of assets, liabilities and off-balance sheet items existing at September 30, 2008. The table below shows the projected change in the market value of equity for the set of rate shocks presented as of September 30, 2008:

Interest rate scenario	Estimated Market Value	Percentage Change From Base	Percentage of Total Assets	Ratio of Estimated Market Value to Book Value
	(Dollars in thousands)
Up 300 basis points	$39,740	-4.8%	13.52%	144.70%
Up 200 basis points	$40,511	-3.0%	13.66%	147.51%
Up 100 basis points	$41,099	-1.5%	13.74%	149.65%
BASE CASE	$41,746		13.83%	152.01%
Down 100 basis points	$43,601	4.4%	14.26%	158.76%
Down 200 basis points	$44,261	6.0%	14.34%	161.17%
Down 300 basis points	$40,236	-3.6%	12.95%	146.51%

The results of the market value of equity model indicate that an increase in interest rates would decrease the Company’s market value of equity from the base case while a decrease in interest rates would increase the market value of equity.

Gap Analysis

As part of the interest rate management process, the Company uses a gap analysis. A gap analysis provides information about the volume and repricing characteristics and relationship between the amounts of interest-sensitive assets and interest-bearing liabilities at a particular point in time. An effective interest rate strategy attempts to match the volume of interest-sensitive assets and interest-bearing liabilities repricing over different time intervals. The table below illustrates the volume and repricing characteristics of the Company’s balance sheet, at September 30, 2008, over the indicated time intervals.

Interest Rate Sensitivity Analysis

as of September 30, 2008

(dollars in thousands)

	Amounts Subject to Repricing Within
	3 months and less	3-12 months	1-5 years	After 5 years	Total
Interest-earning assets
Loans receivable [1,2]	$107,495	$38,856	$85,120	$15,591	$247,062
Investment securities available for sale [3]	5,418	2,138	1,217	3,237	12,010

Total	112,913	40,994	86,337	18,828	259,072

Interest-bearing liabilities
NOW accounts	9,464	—	—	—	9,464
Savings and money market	81,673	—	—	—	81,673
Time deposits $100,000 and greater	16,234	31,035	6,770	—	54,039
Time deposits less than $100,000	7,131	19,884	2,712	—	29,727
Other borrowings	8,341	5,000	10,000	—	23,341

Total	$122,843	$55,919	$19,482	$—	$198,244

Interest rate sensitivity gap	$(9,930)	$(14,925)	$66,855	$18,828	$60,828
Cumulative interest rate sensitivity gap	$(9,930)	$(24,855)	$42,000	$60,828
Cumulative interest rate sensitivity gap ratio (based on total assets)	-3.4%	-8.4%	14.2%	20.6%

[1]	Excludes deferred loan origination fees and costs.

[2]	Excludes non-accrual loans and allowance for loan losses.

[3]	Excludes investments in equity securities which has no stated maturity.

Capital Resources and Adequacy

Shareholders’ equity was $27.5 million or 9.29% of total assets at September 30, 2008. The ratio of shareholders equity to total assets at December 31, 2007 was 9.88%. The Bank’s capital level exceeded the regulatory defined minimum capital requirement of Tier 1 and Tier 2 capital to total assets and/or risk-weighted assets at September 30, 2008 and December 31, 2007. Furthermore, all capital ratios exceed the regulatory minimum requirements for a “Well Capitalized” institution. The Prompt Corrective Action Guidelines to the FDIC Improvement Act (“FDICIA”) requires a “Well Capitalized” financial institution to maintain a Leverage Capital Ratio of 5.0% or greater; a Tier 1 Risk-Based Capital Ratio of 6% or greater; and a Total Risk-Based Capital Ratio of 10.0% or greater, provided that such institution is not subject to a regulatory order, agreement or directive to meet and maintain a specified capital level.

The Bank’s capital amounts and ratios, as of September 30, 2008 and December 31, 2007, are presented in the following table:

Regulatory Capital

(dollars in thousands)

	September 30, 2008
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$26,651	26,651	29,867
Ratio	9.1%	10.4%	11.6%

FDICIA well capitalized required capital:
Amount	$14,640	15,425	25,709
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,712	10,284	20,567
Ratio	4.0%	4.0%	8.0%

	December 31, 2007
	Tier 1 Capital	Tier 1 Risk-Based Capital	Risk-Based Capital
Actual capital:
Amount	$27,700	27,700	30,857
Ratio	9.8%	10.7%	11.9%

FDICIA well capitalized required capital:
Amount	$14,096	15,528	25,880
Ratio	5.0%	6.0%	10.0%

FDICIA adequately capitalized required capital:
Amount	$11,277	10,352	20,704
Ratio	4.0%	4.0%	8.0%

The following table reconciles the Bank’s capital in accordance with generally accepted accounting principles to its Tier 1 leveraged, Tier 1 risk-based and risk-based capital as of September 30, 2008 and December 31, 2007:

Regulatory Capital

(dollars in thousands)

	September 30, 2008	December 31, 2007
Capital in accordance with generally accepted accounting principles	$26,538	$27,685
Adjustments for Tier 1 capital and Tier 1 risk based capital - unrealized (loss) on investment securities available for sale	(113)	(15)

Total Tier 1 capital and Tier 1 risk-based capital	26,651	27,700
Adjustments for risk-based capital - allowance for credit losses [1]	3,216	3,157

Total risk-based capital	$29,867	$30,857

[1]	Limited to 1.25% of risk-weighted assets.

The Company is a “small bank holding company” under the Federal Reserve Board’s guidelines, and thus qualifies for an exemption from the consolidated risk-based and leverage capital adequacy guidelines applicable to bank holding companies with assets of $500 million or more. However, while not required to do so under the Federal Reserve Board’s capital adequacy guidelines, the Company still maintained levels of capital on a consolidated basis which qualified it as “well capitalized” as of September 30, 2008.

On October 28, 2008 the Company privately sold 413,691 shares of common stock at $9.50 per share, representing aggregate consideration of $3,930,000. The shares were sold to directors, executive officers and the Company’s largest shareholder, the Agua Caliente Band of Cahuilla Indians.

Regulatory Matters

On September 15, 2008 the members of the Board of the Bank entered into a formal written agreement (the “Agreement”) with the Office of the Comptroller of the Currency (“OCC”) to address certain issues raised by the most recent regulatory examination by the OCC. The Bank’s high level of nonperforming loans has negatively impacted earnings and operations. The Bank increased the allowance for loan losses as of September 30, 2008 due to increases in nonperforming loans. In the event of increases in nonperforming loan levels in the future, the allowance for loan losses will increase accordingly, which will adversely impact the Bank’s financial condition and results of operations. Pursuant to the Agreement, the Bank has agreed to (i) develop a three-year capital plan; (ii) restrict payment of dividends; (iii) develop a program to ensure that the risk associated with the Bank’s loans and other assets are properly reflected and accounted for on the Bank’s books and records; (iv) adopt and implement a written program of policies and procedures with respect to appraisals and evaluations of real estate that secures the Bank’s loans; (v) adopt a revised commercial real estate lending policy; (vi) participate in loan participations only as consistent with safe and sound banking practices and OCC guidelines; (vii) adopt a written asset diversification program consistent with OCC policies with respect to concentrations of credit; (viii) establish a program for the maintenance of an appropriate allowance for loan and lease losses; (ix) take steps to control the liquidity risk of the Bank; and (x) take prompt action to protect the Bank’s criticized assets.

We have addressed substantially all of the requirements of the Agreement. The Agreement requires substantial board and management resources to be devoted to its compliance. The failure to comply with the terms of the Agreement can result in significant penalties. Generally, the Agreement will only be terminated after a subsequent examination substantiates complete correction of the underlying issues.

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls over financial reporting that occurred in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II - Other Information

Item 1 - Legal Proceedings

As of September 30, 2008, the Company was not a party to any significant legal proceedings.

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

Canyon Bancorp
(Registrant)

Date: November 14, 2008	/s/ Stephen G. Hoffmann
Stephen G. Hoffmann
President and Chief Executive Officer

/s/ Jonathan J. Wick
Jonathan J. Wick
Executive Vice President and
Chief Financial Officer